Form 10-Q
period 2021-06-30
Black Spade Acquisition Co
filed 2021-08-24
CIK 1851908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

.

BLACK SPADE ACQUISITION CO
(Exact name of registrant as specified in its charter)

Cayman Islands	001-40616	N/A
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

Suite 2902, 29/F, The Centrium 60 Wyndham Street, Central Hong Kong		N/A
(Address of principal executive offices)		(Zip Code)
+852 3955 1316
Registrant’s Telephone Number, Including Area Code
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares, par value $0.0001 per share	BSAQ	The New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	BSAQWS	The New York Stock Exchange
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	BSAQU	The New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes

☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes

☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule
12b-2
of the Exchange Act). (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).     Yes  ☒    No  ☐
As of August
24
, 2021,

16,900,000 Class A ordinary shares, par value $0.0001, and 4,312,500 Class B ordinary shares, par value $0.0001, were issued and outstanding.

BLACK SPADE ACQUISITION CO
Quarterly Report on Form
10-Q

Page

PART I – FINANCIAL INFORMATION	1
Item 1. Financial Statements	1
Condensed Balance Sheet as of June 30, 2021 (Unaudited)	1
Condensed Statement of Operations for the Three Months ended June 30, 2021 (Unaudited) and for the Period from March 3, 2021 (Inception) through June 30, 2021 (Unaudited)	2
Condensed Statement of Changes in Shareholder’s Equity for the Period from March 3, 2021 (Inception) through June 30, 2021 (Unaudited)	3
Condensed Statement of Cash Flows for the Period from March 3, 2021 (Inception) through June 30, 2021 (Unaudited)	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20
PART II – OTHER INFORMATION	20
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	20
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	21
SIGNATURES	23

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
BLACK SPADE ACQUISITION CO
CONDENSED BALANCE SHEET

June 30, 2021
(unaudited)
ASSETS
Current asset: cash	$7,180
Deferred offering costs	673,809

Total Assets	$680,989

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Accrued formation costs	$6,811
Accrued offering costs	548,139
Due to related party	123,434

Total Current Liabilities	678,384
Commitments and contingencies (Note 6)
Shareholder’s Equity:
Preference shares , $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding as of June 30, 2021 (1) (2)	431
Additional paid-in capital	24,569
Accumulated deficit	(22,395)

Total Shareholder’s Equity	2,605

T otal Liabilities and Shareholder’s Equity	$680,989

(1)	Includes an aggregate of up to 562,500 shares of Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).
(2)
On June 28, 2021, the Sponsor surrendered and forfeited 1,437,500 founder shares for no consideration, following which the Sponsor holds 4,312,500 founder shares. All share amounts have been retroactively restated to reflect this surrender.

BLACK SPADE ACQUISITION CO
CONDENSED STATEMENT OF OPERATIONS

	For the Three Months Ended June 30, 2021	For the Period From March 3, 2021 (Inception) Through June 30, 2021
	(unaudited)
Formation and operating costs	$9,242	$22,395

Net loss	$(9,242)	$(22,395)

Weighted average ordinary shares outstanding, basic and diluted (1)	3,750,000	3,750,000

Basic and diluted net loss per ordinary share	$(0.00)	$(0.01)

(1)	Excludes an aggregate of up to 562,500 shares of Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

BLACK SPADE ACQUISITION CO
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance, March 3, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(1) (2)	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	(13,153)	(13,153)

Balance, March 31, 2021 (unaudited)	4,312,500	431	24,569	(13,153)	11,847
Net loss	—	—	—	(9,242)	(9,242)

Balance, June 30, 2021 (unaudited)	4,312,500	$431	$24,569	$(22,395)	$2,605

(1)	Includes an aggregate of up to 562,500 shares of Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).
(2)
On June 28, 2021, the Sponsor surrendered and forfeited 1,437,500 founder shares for no consideration, following which the Sponsor holds 4,312,500 founder shares. All share amounts have been retroactively restated to reflect this surrender.

BLACK SPADE ACQUISITION CO
CONDENSED STATEMENT OF CASH FLOWS

For the Period From March 3, 2021 (Inception) Through June 30, 2021
(unaudited)
Cash flows from operating activities:
Net loss	$(22,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating costs paid by related parties	6,338
Changes in accrued formation and operating costs	6,811
Changes in accrued offering costs	(45,070)

Net cash used in operating activities	(54,316)
Cash flows from financing activities:
Proceeds from related party advances	61,496

Net cash provided by financing activities	61,496
Net change in cash	7,180
Cash at beginning of period	—

Cash at end of period	$7,180

Non-cash financing activities:
Deferred offering costs included in accrued offering costs	$548,139
Deferred offering costs paid by Sponsor in exchange for Class B ordinary shares	$25,000
Deferred offering costs paid by Sponsor	$20,600

BLACK SPADE ACQUISITION CO
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
NOTE 1 — DESCRIPTION

OF

ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN
Black Spade Acquisition Co (the “Company”) was incorporated in the Cayman Islands on March 3, 2021. The Company was formed for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination
” or “Initial Business Combination”).
The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from March 3, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating

income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Sponsor and Initial Public Offering
The registration statement for the Company’s
 Initial
Public Offering was declared effective on July 15, 2021. On July 20, 2021, the Company consummated the
 Initial
Public Offering of 15,000,000 units (“Units” and, with respect to the ordinary shares
included in the Units being offered, the “Public Shares
”
and, with respect to the warrants included in the Units being offered, the “Public Warrants”), generating gross proceeds of $150,000,000, which is described in Note 3.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 6,000,000 (the “Private Placement Warrants”) to Black Spade Sponsor LLC (the “Sponsor”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $6,000,000.
Trust Account
Following the closing of the
 Initial
Public Offering on July 20, 2021, an amount of $150,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the
 Initial
Public Offering and the Private Placement was placed in a trust account (“Trust Account”) which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.
The Company’s amended and restated memorandum and articles of association will provide that, other than the withdrawal of interest to pay our tax obligations (the “Permitted Withdrawals”), and up to $100,000 of interest to pay dissolution expenses none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the Initial Business Combination; (ii) the redemption of our Public Shares sold in the
 Initial

Public Offering that have been properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to affect the substance or timing of its obligation to redeem 100% of such Public Shares if it has not consummated an Initial Business Combination within 24 months from the closing of this offering, or 27 months from the closing of this offering if we have executed a letter of intent, agreement in principle or definitive agreement for an Initial Business Combination within 24 months from the closing of this offering but have not completed the Initial Business Combination within such
24-month
period (the “Completion Window”); or (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within the Completion Window. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

Initial Business Combination
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the

Initial

Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the

Initial
Public Offering, management has agreed that an amount equal to at least $10.00 per Unit sold in the

Initial
Public Offering, including proceeds of the Private Placement Warrants, will be held in a Trust Account
,
 located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.
The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the
Initial

Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “
Distinguishing Liabilities from Equity
.”
Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Articles of Association will provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.
The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. The per-share
amount to be distributed to shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. This ordinary share will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “
Distinguishing Liabilities from Equity
.”

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its second amended and restated memorandum and articles of association (the “Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the
Initial

Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.
The Sponsor has agreed (a) to waive its redemption rights with respect to the Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-business
combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.
If the Company has not completed a Business Combination within 24 months from the closing of the
Initial

Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the
Initial

Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).
In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public Share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the
Initial

Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Management’s Plan
At June 30, 2021, the Company had cash of $7,180 and working capital deficit of $671,204. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,”
management believes that the funds which the Company has available following the completion of the Initial Public Offering will enable it to sustain operations for a period of at least one-year from
the issuance date of these financial statements. Accordingly, substantial doubt about the Company’s ability to continue as a going concern as disclosed in previously issued financial statements has been alleviated.
Risks and Uncertainties
Management is currently evaluating the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the
Initial

Public Offering and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying audited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates
The preparation of financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.
Deferred Offering Costs
Deferred offering costs consist of costs incurred in connection with preparation for the
Initial

Public Offering. These costs, together with the underwriting discounts and commissions, will be charged to additional paid in capital upon completion of the Initial Public Offering or charged to operations if the Initial Public Offering is not completed. At June 30, 2021, the Company had deferred offering costs of $673,809.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, “
Income Taxes
.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.
Net Loss per Ordinary Share
Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 562,500 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820,
“Fair Value Measurement,”
approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:
Level 1 Inputs: Unadjusted quoted prices for identical assets or instruments in active markets.
Level 2 Inputs: Quoted prices for similar instruments in active markets and quoted prices for identical or similar instruments in markets that are not active and model derived valuations whose inputs are observable or whose significant value drivers are observable.
Level 3 Inputs: Significant inputs into the valuation model are unobservable.
The Company does not have any recurring Level 2 or Level 3 assets or liabilities. The carrying value of the Company’s financial instruments including its cash and accrued liabilities approximate their fair values principally because of their short-term nature.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “
Derivatives and Hedging
.” The Company’s derivative instruments are recorded at fair value as of the closing date of the Initial Public Offering (July
20
, 2021) and
re-valued
at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Public Warrants and the Private Placement Warrants are a derivative instrument. As the Public Warrants and the Private Placement Warrants meet the definition of a derivative, the Public Warrants and the Private Placement Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820,
Fair Value Measurement
, with changes in fair value recognized in the statement of operations in the period of change.
Warrant Instruments
The Company will account for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “
Derivatives and Hedging
” whereby under that provision the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured
at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of the Public Warrants and the Private Placement Warrants will be estimated using an internal valuation model. The Company’s valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation
at each reporting period.
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold
15,000,000
Units at a purchase price of $
10.00
per Unit generating gross proceeds to the Company in the amount of $
150,000,000
. Each Unit consists of one share of the Company’s Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), and one-half of
one
redeemable warrant of the Company (each whole warrant, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one whole share of Class A ordinary shares at a price of $
11.50
per share, subject to adjustment.
NOTE 4 — PRIVATE PLACEMENTS
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 6,000,000 warrants (the “
Initial

Private Placement Warrants”) to the Sponsor and at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $6,000,000.
A portion of the proceeds from the Private Placement Units was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Units will be worthless.
The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Shares until 30 days after the completion of the initial Business Combination.
Also in connection with the partial exercise of the
over-allotment option
 on August 3, 2021, the Sponsor purchased an additional 380,000 private placement warrants at a purchase price of $1.00 per warrant (the “Option Private Placement Warrants”, together with the Initial Private Placement Warrants, the “Private Placement Warrants”).
NOTE 5 — RELATED PARTIES
Founder Shares
During the period ended March 4, 2021, the Sponsor purchased 5,750,000 of the Company’s Class B ordinary shares (the “Founder Shares”) in exchange for a capital contribution of $25,000 that was paid by the Sponsor for deferred offering costs. On June 28, 2021, the Sponsor surrendered and forfeited 1,437,500 founder shares for no consideration, following which the Sponsor holds 4,312,500 founder shares. All share amounts have been retroactively restated to reflect this surrender. The Founder Shares include an aggregate of up to 562,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted
basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering.
The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary share equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.
Promissory Note — Related Party
On February 25, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non
-interest
bearing and payable on the earlier of
(i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of June 30, 2021, there were no amounts outstanding under the Promissory Note.

Due to Related Party
In order to finance certain transaction costs in connection the

Initial
Public Offering, the Sponsor paid certain offering costs on behalf of the Company totaling $61,938 and also advanced the Company $61,496. These amounts are due on demand and non-interest
bearing. As of June 30, 2021, the amount due to the Sponsor was $123,434, respectively.
Administrative Services Agreement
Commencing on the date the Units are first listed on NYSE, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2021, there were no amounts outstanding under the Working Capital Loans.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
Registration Rights
The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up
restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The Company granted the underwriters a
45-day
option from the date of
the prospectus in connection with the Initial
Public Offering to purchase up to 2,250,000 additional Units to cover over-allotments, if any, at the
Initial

Public Offering price less the underwriting discounts and commissions.
The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $3,000,000 in the aggregate (or $3,450,000 in the aggregate if the underwriters’ over-allotment option is exercised in full), payable upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $5,250,000 in the aggregate (or $6,037,500 in the aggregate if the underwriters’ over-allotment option is exercised in full). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
On August 3, 2021, the underwriters purchased an additional 1,900,000
Units
 (the “Option Units”) pursuant to the partial exercise of the over-allotment option
. The Option Units were sold at an offering price of $10.00 per
Unit
, generating additional gross proceeds to the Company of $19,000,000. Also in connection with the partial exercise of the over-allotment option
, our
Sponsor
purchased an additional 380,000
Option Private Placement Warrants.

NOTE 7 — SHAREHOLDER’S EQUITY
Preference Shares
— The Company is authorized to issue 2,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
 —  The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2021, there were no shares of the Class A ordinary shares issued and outstanding.
Class B Ordinary Shares
— The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2021, there were 4,312,500 Class B ordinary shares issued and outstanding, of which an aggregate of up to 562,500 Class B ordinary shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering.
Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law. In connection with our initial business combination, the Company may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of this offering.
The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of or immediately following a Business Combination, on a one-for-one
basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which of Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the then-outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of Class A ordinary shares redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued or issuable to any seller of an interest in the target to us in a Business Combination.
NOTE 8 — WARRANTS
There were no warrants outstanding at June 30, 2021. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of residence of the exercising holder, or an exemption from registration is available.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the issuance of Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
Redemption of Warrants When the Price per Class
 A Ordinary Shares Equals or Exceeds $18.00
— Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per Public Warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period to each warrant holder; and

•
if, and only if, the last reported sale price of the Class A ordinary share equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganization, recapitalizations and the like) for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
Redemption of Warrants When the Price per Class
 A Ordinary Share Equals or Exceeds $10.00
— Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•
at a price of $0.10 per warrant provided that the holder will be able to exercise their warrants on cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Class A ordinary share;

•	upon a minimum of 30 days’ prior written notice of redemption;

•
if, and only if, the last reported sale price of our Class A ordinary shares equals or exceeds $
10.00
per public share (as adjusted per share subdivisions, share dividends, reorganizations, recapitalizations and the like) on the trading day before the Company sends the notice of redemption to the warrant holders; and

•	if, and only if, the private placement warrants are also concurrently exchanged at the same price (equal to a number of Class A ordinary shares) as the outstanding public warrants, as described above.
If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” in accordance with Section 3(a)(9) of the Securities Act. The exercise price and number of ordinary shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable,
except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
The Company will account for the 13,500,000 warrants issued in connection with the Initial Public Offering (the 7,500,000 warrants included in the
Units
and the 6,000,000
Private Placement Warrants
, assuming the underwriters’ over-allotment option is not exercised) as derivative securities in accordance with the guidance contained in ASC
815-40.
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.
The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company will classify each warrant as a liability at its fair value and the warrants will be allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement
at each balance sheet date. With each such
re-measurement,
the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. The Company will reassess the classification at each balance sheets date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.
NOTE 9 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet
date
up to
the date that the interim financial statements were issued. Based upon this review, the Company did not identify any subsequent events other than below that would have required adjustment or disclosure in the financial statements.
On July 20, 2021, the Company consummated the
 Initial
Public Offering of 15,000,000 Units
,
generating gross proceeds of $150,000,000, which is described in Note 3. Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of an aggregate of 6,000,000

Private Placement Warrants to

the

Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $6,000,000.
On August 3, 2021, the underwriters purchased an additional 1,900,000 Option Units pursuant to the partial exercise of the over-allotment option
. The Option Units were sold at an offering price of $10.00 per
Unit
,
generating additional gross proceeds to the Company of $19,000,000. Also in connection with the partial exercise of the over-allotment option
, the Sponsor purchased an additional 380,000
Option Private Placement Warrants
at a purchase price of $1.00 per warrant
.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References to the “Company,” “our,” “us” or “we” refer to Black Spade Acquisition Co. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form
10-Q.
Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
We are a blank check company incorporated on March 3, 2021 as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). We intend to effectuate our Initial Business Combination using cash from the proceeds of the initial public offering (the “Initial Public Offering”) and the private placement of the Private Placement Warrants (as defined below), the proceeds of the sale of our shares in connection with our Initial Business Combination (pursuant to forward purchase agreements or backstop agreements we may enter into prior to or following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.
The issuance of additional shares in connection with an Initial Business Combination to the owners of the target or other investors:

•
may significantly dilute the equity interest of our existing investors, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one
basis upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

•
could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants.
Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

•	default and foreclosure on our assets if our operating revenues after an Initial Business Combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our Class A ordinary shares;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our Initial Business Combination. We cannot assure you that our plans to raise capital or to complete our Initial Business Combination will be successful.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating
income in the form of interest income on cash and cash equivalents. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an Initial Business Combination.
For the three months and six months ended June 30, 2021, we had net loss of $9,242 and $22,395, respectively, which consisted of formation and operating costs.
Liquidity and Capital Resources
Until the closing of the Initial Public Offering, our only source of liquidity was an initial sale of shares (the “Founder Shares”) of Class B ordinary shares, par value $0.0001 per share, to our sponsor, Black Spade Sponsor LLC (the “Sponsor”). Our Sponsor also issued an unsecured and noninterest bearing promissory note (the “Promissory Note”) to us, pursuant to which we may borrow up to an aggregate principal amount of $250,000. As of June 30, 2021, there were no amounts outstanding under the Promissory Note.
On July 20, 2021, we consummated our Initial Public Offering of 15,000,000 units at a price of $10.00 per unit (the “Units”), generating gross proceeds of $150,000,000. Each Unit consists of one Class A ordinary shares, par value 0.0001 per share, and one-half
of one redeemable warrant (the “Public Warrants”), with each whole warrant entitling the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 6,000,000 private placement warrants to our Sponsor at a price of $1.00 per warrant (the “Initial Private Placement Warrants”), generating gross proceeds of $6,000,000.

In connection with the Initial Public Offering, the underwriters were granted a
45-day
option from the date of the prospectus (the “Over-Allotment Option”) to purchase up to an additional 2,250,000 Units to cover over-allotments, if any. On August 3, 2021, the underwriters purchased an additional 1,900,000 Units (the “Option Units”) pursuant to the partial exercise of the Over-Allotment Option. The Option Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $19,000,000. Also in connection with the partial exercise of the Over-Allotment Option, our Sponsor purchased an additional 380,000 private placement warrants at a purchase price of $1.00 per warrant (the “Option Private Placement Warrants”, together with the Initial Private Placement Warrants, the “Private Placement Warrants”), generating additional gross proceeds to the Company of $380,000.
Following our Initial Public Offering, the partial exercise of the Over-Allotment Option and the sale of the Private Placement Warrants, a total of $169,000,000 was placed in a trust account (the “Trust Account”). We incurred $9,997,915 in offering costs, including $3,380,000 of underwriting discounts and commissions, $5,915,000 of deferred underwriting commissions and $650,866 of other offering costs.
For the period from March 3, 2021 (inception) through June 30, 2021, cash used in operating activities was $54,316. Net loss of $22,395 and changes in accrued offering costs of $45,070 were offset by operating costs paid by related parties of $6,338 and changes in accrued formation and operating costs of $6,811, which together provided $13,149 of cash from operating activities. The Company also received proceeds of $61,496 from sponsor advances.
We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions) net of any redemptions, to complete our Initial Business Combination. We may withdraw interest to pay our taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
We intend to use the funds held outside the Trust Account following the completion of the Initial Public Offering primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.
At June 30, 2021, we had cash of $7,180 and working capital deficit of $671,204.
In order to fund working capital deficiencies or finance transaction costs in connection with an Initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete our Initial Business Combination, we would repay such loaned amounts. In the event that our Initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of June 30, 2021, there were no amounts outstanding under the Working Capital Loans.
If our estimate of the costs of undertaking
in-depth
due diligence and negotiating an Initial Business Combination is less than the actual amount necessary to do so, we may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. If we are required to seek additional capital, we may seek such additional capital through loans or additional investments from our Sponsor, members of our management team or any of their affiliates, but such persons are not under any obligation to advance funds to, or invest in, us.
Off-Balance
Sheet Financing Arrangements
We had no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2021.
We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.

Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor a monthly fee of up to $10,000 for office space, utilities and secretarial and administrative support provided to the Company. We began incurring these fees on July 15, 2021 and will continue to incur these fees monthly until the earlier of the completion of our Initial Business Combination and our liquidation.
The underwriters are entitled to a deferred fee of $0.35 per Unit, or $5,915,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Critical Accounting Policies
The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:
Deferred Offering Costs
Deferred offering costs consisted of costs incurred in connection with preparation for the Initial Public Offering. These costs, together with the underwriting discounts and commissions, were charged to additional paid in capital upon completion of the Initial Public Offering.
Net Loss per Ordinary Share
Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820,
“Fair Value Measurement,”
approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:
Level 1 Inputs: Unadjusted quoted prices for identical assets or instruments in active markets.
Level 2 Inputs: Quoted prices for similar instruments in active markets and quoted prices for identical or similar instruments in markets that are not active and model derived valuations whose inputs are observable or whose significant value drivers are observable.
Level 3 Inputs: Significant inputs into the valuation model are unobservable.
The Company does not have any recurring Level 2 or Level 3 assets or liabilities. The carrying value of the Company’s financial instruments including its cash and accrued liabilities approximate their fair values principally because of their short-term nature.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815,
“Derivatives and Hedging.”
The Company’s derivative instruments are recorded at fair value as of the closing date of the Initial Public Offering (July 20, 2021) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Public Warrants and the Private Placement Warrants are a derivative instrument. As the Public Warrants and the Private Placement Warrants meet the definition of a derivative, the Public Warrants and the Private Placement Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820,
Fair Value Measurement
, with changes in fair value recognized in the statement of operations in the period of change.

Warrant Instruments
We account for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the private sale of Private Placement Warrants in accordance with the guidance contained in FASB ASC 815, “
Derivatives and Hedging
” whereby under that provision the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, we classify the warrant instrument as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured
at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of the Public Warrants and the Private Placement Warrants will be estimated using an internal valuation model. The Company’s valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation
at each reporting period.
Recent Accounting Pronouncements
Our management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the period from April 1, 2021 through June 30, 2021, covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus related to the Initial Public Offering filed with the SEC. As of the date of this report, there have been no material changes to the risk factors disclosed in our final prospectus for the Initial Public Offering filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
Unregistered Sales
On March 4, 2021, our Sponsor purchased 5,750,000 Founder Shares for an aggregate purchase price of $25,000. On June 28, 2021, our Sponsor surrendered and forfeited 1,437,500 Founder Shares for no consideration, following which our Sponsor held 4,312,500 Founder Shares. Our Sponsor agreed to surrender up to 562,500 Founder Shares for no consideration depending on the extent to which the underwriters’ Over-Allotment Option is not exercised (including the forfeiture of 123,913 shares out of 950,000 Founder Shares held by our directors, officers, advisors and employees of Sponsor’s affiliates). On August 3, 2021, the underwriters partially exercised the Over-Allotment Option to purchase an additional 1,900,000 Units at a price of $10.00 per Unit, generating gross proceeds of $19,000,000.

On July 20, 2021, our Sponsor purchased 6,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $6,000,000. In connection with the partial exercise of the underwriters’ Over-Allotment Option on August 3, 2021, we sold an additional 380,000 Private Placement Warrants to our Sponsor at a price of $1.00 per Private Placement Warrant, generating additional gross proceeds of $380,000.
The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that, so long as they are held by the Sponsor or its permitted transferees: (1) they will not be redeemable by the Company; (2) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Initial Business Combination; (3) they may be exercised by the holders on a cashless basis; and (4) they will be entitled to registration rights.
The issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.
Use of Proceeds
On July 20, 2021, we consummated our Initial Public Offering of 15,000,000 Units, generating gross proceeds of $150,000,000 and incurring offering costs of $8,952,911, inclusive of $3,000,000 in underwriting discounts and commissions and $5,250,000 in deferred underwriting commissions. On August 3, 2021, the underwriters purchased an additional 1,900,000 Option Units pursuant to the partial exercise of the Over-Allotment Option. The Option Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $19,000,000 and incurring $380,000 in underwriting discounts and commissions and $665,000 in deferred underwriting commissions. Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering.
Of the gross proceeds received from the Initial Public Offering including the partial exercise of the Over-Allotment Option, and the sale of the Private Placement Warrants, $169,000,000 was placed in the Trust Account.
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form
10-Q.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits

No.	Description of Exhibit

1.1	Underwriting Agreement, dated July 15, 2021, between the Company and Citigroup Global Markets Inc., as representative of the several underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on July 20, 2021).

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 20, 2021).

4.1	Warrant Agreement, dated July 15, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 20, 2021).

10.1	A Letter Agreement, dated July 15, 2021, among the Company and certain security holders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2021).

10.2	Investment Management Trust Agreement, dated July 15, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 20, 2021).

10.3	Registration Rights Agreement, dated July 15, 2021, between the Company and certain security holders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 20, 2021).

10.4	Sponsor Warrants Purchase Agreement, dated July 15, 2021, between the Company and Black Spade Sponsor LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 20, 2021).

10.5	Administrative Services Agreement, dated July 15, 2021, between the Company and Black Spade Sponsor LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 20, 2021).

10.6	Indemnity Agreement, dated July 15, 2021, between the Company and Chi Wai Dennis Tam (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 20, 2021).

10.7	Indemnity Agreement, dated July 15, 2021, between the Company and Shing Joe Kester Ng (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 20, 2021).

10.8	Indemnity Agreement, dated July 15, 2021, between the Company and Francis Chi Yin Ng (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on July 20, 2021).

10.9	Indemnity Agreement, dated July 15, 2021, between the Company and Russell William Galbut (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on July 20, 2021).

10.10	Indemnity Agreement, dated July 15, 2021, between the Company and Robert Steven Moore (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on July 20, 2021).

10.11	Indemnity Agreement, dated July 15, 2021, between the Company and Po Yi Patsy Chan (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on July 20, 2021).

10.12	Indemnity Agreement, dated July 15, 2021, between the Company and Wing Hong Sammy Hsieh (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on July 20, 2021).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 24, 2021

BLACK SPADE ACQUISITION CO

By:	/s/ Chi Wai Dennis Tam
	Name:	Chi Wai Dennis Tam
	Title:	Chairman and Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ Francis Chi Yin Ng
	Name:	Francis Chi Yin Ng
	Title:	President and Chief Financial Officer (Principal Financial and Accounting Officer)