Form 10-Q
period 2021-09-30
Black Spade Acquisition Co
filed 2021-11-16
CIK 1851908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of November 1
5
, 2021,
16,900,000 Class A ordinary shares, par value $0.0001, and 4,225,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

BLACK SPADE ACQUISITION CO
Quarterly Report on Form
10-Q

i

PART I — FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
BLACK SPADE ACQUISITION CO
CONDENSED BALANCE SHEET

September 30, 2021
(unaudited)
ASSETS
Current Assets:
Cash	$1,735,948
Prepaid expenses	404,384

Total Current Assets	2,140,332
Investment held in Trust Account	169,001,665

Total Assets	$171,141,997

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$176,309

Total Current Liabilities	176,309

Derivative warrant liabilities	8,156,500
Deferred underwriting commission	5,915,000

Total Liabilities	14,247,809

COMMITMENTS AND CONTINGENCIES

Class A ordinary shares subject to possible redemption; 16,900,000 shares (at $10.00 per share)	169,000,000

Shareholders’ equity:
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 4,225,000 shares issued and outstanding	422
Additional paid-in capital	—
Accumulated deficit	(12,106,234)

Total Shareholders’ Deficit	(12,105,812)

Total Liabilities and Shareholders’ Deficit	$171,141,997

The accompanying notes are an integral part of these unaudited condensed financial statements

BLACK SPADE ACQUISITION CO
CONDENSED STATEMENT OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Period March 3, 2021 (inception) through September 30, 2021
	(unaudited)	(unaudited)

REVENUE	$—	$—

EXPENSES
Administration fee - related party	25,000	25,000
General and administrative	6,004,974	6,027,369

TOTAL EXPENSES	6,029,974	6,052,369

OTHER INCOME (EXPENSES)
Investment income from the Trust Account	1,665	1,665
Warrant offering expenses	(735,630)	(735,630)
Change in fair value of derivative warrant liabilities	10,138,000	10,138,000

TOTAL OTHER INCOME	9,404,035	9,404,035

Net income	$3,374,061	$3,351,666

Basic and diluted weighted average shares outstanding, redeemable Class A Ordinary Shares	12,936,957	5,640,758

Basic and diluted net income per share of redeemable Class A Ordinary Shares	$0.20	$0.34

Weighted average number of shares of non-redeemable ordinary shares outstanding, basic and diluted	4,257,337	4,288,448

Basic and diluted net income per share of non-redeemable ordinary shares	$0.20	$0.34

The accompanying notes are an integral part of these unaudited condensed financial statements

BLACK SPADE ACQUISITION CO
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 3, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount	Shares	Amount

Balance as of March 3, 2021	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	4,312,500	431	24,569	—	25,000

Net loss	—	—	—	—	—	(13,153)	(13,153)

Balance as of March 31, 2021	—	—	4,312,500	431	24,569	(13,153)	11,847

Net loss	—	—	—	—	—	(9,242)	(9,242)

Balance as of June 30, 2021	—	—	4,312,500	431	24,569	(22,395)	2,605

Sale of Units in 16,900,000 Public Offering, less fair value of public warrants, net of offering costs	—	—	—	—	—	—	—

Forfeiture of Class B Ordinary Shares	—	—	(87,500)	(9)	9	—	—

Class B Ordinary Shares transferred from Sponsor for services	—	—	—	—	5,761,500	—	5,761,500

Re m easurement adjustment of Class A ordinary shares to redemption value	—	—	—	—	(5,786,078)	(15,457,900)	(21,243,978)

Net income	—	—	—		—	3,374,061	3,374,061

Balance as of September 30, 2021	—	$—	4,225,000	$422	$—	$(12,106,234)	$(12,105,812)

The accompanying notes are an integral part of these unaudited condensed financial statements

BLACK SPADE ACQUISITION CO
CONDENSED STATEMENT OF CASH FLOWS

For the Period March 3, 2021 (inception) through September 30, 2021
(unaudited)
Cash Flows From Operating Activities:

Net income	$3,351,666
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on treasury securities held in the Trust Account	(1,665)
Costs associated with warrant liabilities	735,630
Gain on change in fair value of derivative liabilities	(10,138,000)
Share-based compensation	5,761,500
Changes in operating assets and liabilities:
Prepaid expenses	(404,384)
Accounts payable and accrued expenses	91,309

Net Cash Used In Operating Activities	(603,944)

Cash Flows From Investing Activities:
Cash deposited into the Trust Account	(169,000,000)

Net Cash Used In Investing Activities	(169,000,000)

Cash Flows From Financing Activities:
Sale of Units in the Initial Public Offering, net of underwriting discount	165,620,000
Sale of Private Placement Warrants to the Sponsor	6,380,000
Payment of offering costs	(660,108)

Net Cash Provided By Financing Activities	171,339,892

Net change in cash and cash equivalents	1,735,948

Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$1,735,948

Supplemental disclosure of non-cash financing activities:

Initial classification of fair value of warrants	$19,035,000

Deferred underwriting compensation charged to additional paid-in capital in connection with the Initial Public Offering	$5,915,000

Formation and offering costs paid by Sponsor in exchange for Class B ordinary shares	$25,000

Formation and operating costs paid by related party	$73,297
Measurement adjustment of Class A ordinary shares to redemption value	$169,000,000
The accompanying notes are an integral part of these unaudited condensed financial statements

BLACK SPADE ACQUISITION CO
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN
Black Spade Acquisition Co (the “Company”) was incorporated in the Cayman Islands on March 3, 2021. The Company was formed for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination” or “Initial Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from March 3, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
Sponsor and Initial Public Offering
The registration statement for the Company’s Initial Public Offering was declared effective on July 15, 2021. On July 20, 2021, the Company consummated the Initial Public Offering of 15,000,000 units (“Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares” and, with respect to the warrants included in the Units being offered, the “Public Warrants”), generating gross proceeds of $150,000,000, which is described in Note 3.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 6,000,000 (the “Private Placement Warrants”) to Black Spade Sponsor LLC (the “Sponsor”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $6,000,000.
On August 3, 2021, the underwriters purchased an additional 1,900,000 Option Units pursuant to the partial exercise of the over-allotment option. The Option Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $19,000,000. Also, in connection with the partial exercise of the over-allotment option, the Sponsor purchased an additional 380,000 Option Private Placement Warrants at a purchase price of $1.00 per warrant.
Trust Account
Following the closing of the Initial Public Offering on July 20, 2021 and the partial exercise of the underwriters’ over-allotment, an amount of $169,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a trust account (“Trust Account”) which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule
2a-7
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

Initial Business Combination
While the Company’s management has broad discretion with respect to the specific application of the cash held outside of the Trust Account, substantially all of the net proceeds from the Initial Public Offering and the sale of the Private Placement Warrants, which are placed in the Trust Account, are intended to be applied generally toward completing a Business Combination. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least
80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.00 per Unit sold in the Initial Public Offering, including proceeds of the Private Placement Warrants, will be held in a Trust Account, located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule
2a-7
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
Liquidity and Management’s Plan
At September 30, 2021, the Company had cash of $1,735,948 and working capital of $1,964,023. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)
2014-15,
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

NOTE 2 —
RESTATEMENT OF PREVIOSUSLY ISSUED FINANCIAL STATEMENTS
In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.
The impact on previously issued financial state
m
ents is presented below.

	As previously reported	Adjustments	As restated
July 20, 2021 balance sheet (Form 8-K)
Temporary equity	$123,004,960	$26,995,040	$150,000,000
Shareholders’ equity (deficit)
Class A ordinary shares	270	(270)	—
Class B ordinary shares	431	—	431
Additional paid-in capital	8,147,737	(8,147,737)	—
Accumulated deficit	(3,148,437)	(18,847,033)	(21,995,470)
Total shareholders’ equity (deficit)	$5,000,001	$(26,995,040)	$(21,995,039)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“
US GAAP
”) and pursuant to the rules and regulations of the SEC.
Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of March 4, 2021 filed with the SEC on the Registration Statement on Form
S-1
(File
No. 333-257517)
(the “
Registration Statement
”). In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of September 30, 2021 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three months ended September 30, 2021 and the period from March 3, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.
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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Acc
o
rdingly, the actual results could differ significantly from those estimates. For the period of this financial statements, the management exercised a significant judgment in estimating the fair value of its warrant liabilities. The actual results could differ significantly from those estimates including the estimate of the fair value of its warrant liabilities.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $
1,735,948
 in cash and
no
 cash equivalents, outside of the funds held in the Trust Account, as of September
30
,
2021
.
Investment held in Trust Account
At September 30, 2021, the Company had $169.0
million in investments held in the Trust Account. At September 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in Investment income from the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
Offering Costs associated with a Public Offering

The Company complies with the requirements of the Financial Accounting Standards Board ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“
SAB
”) Topic 5A, “
Expenses of Offering
.” Offering costs of $770,108 consist principally of costs incurred in connection with formation of the Company and preparation for the Public Offering. These costs, together with the underwriter discount of $8,250,000, were charged to additional paid-in
capital upon completion of the Initial Public Offering. Of these costs, $735,630 of which was allocated to the Public Warrants and the Private Placement Warrants, were expensed as incurred.
Class A ordinary shares subject to possible redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480.
Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are classified as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. Accordingly, as of September 30, 2021,
 16,900,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

At September 30, 2021, the shares of Class A ordinary shares reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$169,000,000
Less:
Proceeds allocated to the Public Warrants	(11,914,500)
Shares of Class A ordinary share issuance costs	(9,329,478)

(21,243,978)
Plus:
Measurement adjustment of carrying value to redemption value	21,243,978

Class A Common Stock subject to possible redemption	$169,000,000

Net income (loss) per share
Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class
method in calculating earnings per share. Ordinary shares subject to possible redemption at September 30, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Public Offering, (ii) exercise of over-allotment and (iii) Private Placement, since their inclusion would be anti-dilutive under the two-class
method. As a result, diluted earnings per ordinary share is the same as basic earnings per ordinary share for the periods presented. The warrants are exercisable to purchase 15,075,000 Class A ordinary shares in the aggregate.
The Company’s condensed statement of operations include a presentation of income per Class A ordinary share subject to possible redemption in a manner similar to the two-class
method of income per ordinary share. Net income per ordinary share, basic and diluted, for redeemable Class A ordinary share is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable Class A ordinary shares outstanding since original issuance. Net income per ordinary share, basic and diluted, for non-redeemable
Class B ordinary share is calculated by dividing the net income, adjusted for income attributable to redeemable Class A ordinary shares, by the weighted average number of non-redeemable
Class B ordinary shares outstanding for the periods.
Non-redeemable
Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share	—	—	—	—
Numerator:
Allocation of net income, as adjusted	$2,538,638	$835,423	$1,904,073	$1,447,593
Denominator:
Basic and diluted weighted average shares outstanding	12,936,957	4,257,337	5,640,758	4,288,448
Basic and diluted net income per ordinary share	0.20	0.20	0.34	0.34
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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of
September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
There is currently no taxation imposed on income by the

Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.
Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “
Fair Value Measurement,
” approximates the carrying amounts represented in the condensed balance sheet, primarily due to their short-term nature.
The carrying value of the Company’s financial instruments including its cash and accrued liabilities approximate their fair values principally because of their short-term nature. The Company’s derivative warrants are measured at fair value according to ASC 820 as discussed below. The Public Warrants and Private Warrants are classified as Level 1 and 2 on the fair value heirarchy, respectively.
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
at each reporting period.

Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06,
Debt - Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06 eliminates
the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06 amends
the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06 is
effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06 would
have on its financial position, results of operations or cash flows.
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
NOTE 4 — INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 15,000,000 Units at a purchase price of $10.00 per Unit generating gross proceeds to the Company in the amount of $150,000,000. Each Unit consists of one share of the Company’s Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), and one-half of
one redeemable warrant of the Company (each whole warrant, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one whole share of Class A ordinary shares at a price of $11.50 per share, subject to adjustment.
On August 3, 2021, the underwriters purchased an additional 1,900,000 Option Units pursuant to the partial exercise of the over-allotment option. The Option Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $19,000,000.
NOTE 5 — PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 6,000,000 warrants (the “Initial Private Placement Warrants”) to the Sponsor and at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $6,000,000.
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
NOTE 6 — RELATED PARTIES
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
During the period ended September 30, 2021, the Sponsor transferred an aggregate of 950,000 of Founder Shares to the Company’s directors, officers, advisory committee members and certain employees of sponsor’s affiliates for services provided and the Company recorded $5,761,500 in share-based compensation on the condensed statements of operations. Of these shares, 87,500 were forfeited resulting in the above parties to hold an aggregate of 862,500 Founder Shares.
Promissory Note — Related Party
On February 25, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non-interest
bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of September 30, 2021, there were no amounts outstanding under the Promissory Note.
Due to Related Party
In order to finance certain transaction costs in connection the Initial Public Offering, the Sponsor paid certain offering costs on behalf of the Company totaling $73,297 and also advanced the Company $61,496. These amounts are due on demand and non-interest
bearing. As of September 30, 2021, there were no outstanding amounts due to the related party.
Administrative Services Agreement
Commencing on the date the Units are first listed on NYSE, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the period ended September 30, 2021, the Company recorded $25,000 of fees pursuant to the agreement. As of September 30, 2021, this amount remained outstanding and is included in accounts payable and accrued expenses on the condensed balance sheet.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2021, there were no amounts outstanding under the Working Capital Loans.
NOTE 7 — COMMITMENTS AND CONTINGENCIES
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
On August 3, 2021, the underwriters purchased an additional 1,900,000 Units (the “Option Units”) pursuant to the partial exercise of the over-allotment option. The Option Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $19,000,000. Upon closing of the partial exercise, the Company paid the underwriters an additional fee of $380,000 and record an additional deferred fee of $665,000.
NOTE 8 — SHAREHOLDER’S EQUITY
Preference Shares
— The Company is authorized to issue 2,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
 — The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were no shares of the Class A ordinary shares issued and outstanding. As of September 30, 2021, 16,900,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.
Class
 B Ordinary Shares
— The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September

30
, 2021, there were 4,225,000 Class B ordinary shares issued and outstanding.
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

•
at a price equal to a number of shares of Class A Com
m
on Stock to be determined by reference to the agreed table (i.e., “make-whole table”) set forth in the warrant agreement based on the redemption date and the “fair market value” of the Class A Common Stock;

•
if, and only if, the last reported sale price of our Class A ordinary shares equals or exceeds $10.00 per public share (as adjusted per share subdivisions, share dividends, reorganizations, recapitalizations and the like) on the trading day before the Company sends the notice of redemption to the warrant holders; and

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
The Company accounts for the 14,830,000 warrants issued in connection with the Public Offering (the 8,450,000 warrants included in the units and the 6,380,000 private placement warrants, assuming the underwriters’ over-allotment option is not exercised) as derivative securities in accordance with the guidance contained in
ASC 815-40. Such
guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.
The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Public Offering. Accordingly, the Company has classified each warrant as a liability at its fair value and the warrants were allocated so that a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at
each balance sheets date. With each
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

NOTE 9.	FAIR VALUE MEASUREMENTS
The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured
and reported at fair value at each reporting period, and
non-financial
assets and liabilities that are
re-measured
and reported at fair value at least annually.
The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.
The following table presents information about the Company’s assets and liabilities that are measured at fair value at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Assets:
Cash held in Trust Account	1	$169,001,665

Liabilities:
Warrant liability – Private Placement Warrants	2	$3,509,000
Warrant liability – Public Warrants	1	$4,647,500
The Public Warrants and the Private Placement Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

Upon initial issuance, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A ordinary shares and one-half
of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of Class B ordinary shares, first to the warrants based on their fair values as determined at initial measurement, with the remaining pro
c
eeds allocated to Class A ordinary shares subject to possible redemption (temporary equity), Class A ordinary shares (permanent equity) and Class B ordinary (permanent equity) based on their relative fair values at the initial measurement date. The Public Warrants and the Private Placement Warrants were classified within Level 3 of the fair value hierarchy at the initial measurement dates due to the use of unobservable inputs. Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement during the nine months ended September 30, 2021. IN addition, the Private Warrants transferred from a Level 3 measurement to a Level 2 measurement during the nine months ended September 30, 2021.
The Warrants are measured at fair value on a recurring basis. The Public Warrants were initially valued using a Modified Monte Carlo Simulation. As of September 30, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market. At initial measurement, the Private Placement Warrants were valued using a Modified Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of our common stock. The expected volatility of the Company’s common stock was determined based on the implied volatility of the Public Warrants. Due to the attributes of the Private Warrants, at September 30, 2021 the Private Warrants were valued using the Company’s publicly listed trading price and considered to be a Level 2 fair value measurement. The key inputs into the Monte Carlo simulation model and the modified Black-Scholes model were as follows at initial measurement:

July 20, 2021
Risk-free interest rate	1.45%
Expected life	5.0 years
Expected volatility of underlying shares	24.0%
Dividends	0%
As of September 30, 2021, the derivative liability was $8,156,500. In addition, for the three months ended September 30, 2021 and the for the period March 3, 2021 (inception) through September 30, 2021, the Company recorded $10,138,000 as a unrealized gain on the change in fair value of the derivative warrants in the condensed statements of operations.
NOTE 10 — SUBSEQUENT EVENTS
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2021 were organizational activities, those necessary to prepare for and consummate the Initial Public Offering. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating
income in the form of interest income on cash and cash equivalents. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an Initial Business Combination.
For the three months ended September 30, 2021, we had net income of $3,374,061, which primarily consisted of a change in fair value of warrant liabilities of $10,138,000 and interest income of $1,665 offset by operating and formation costs of $6,029,974 and warrant offering costs of $735,630.
For the period from March 3, 2021 (inception) through September 30, 2021, we had net income of $3,351,666, which primarily consisted of a change in fair value of warrant liabilities of $10,138,000 and interest income of $1,665 offset by operating and formation costs of $6,052,369 and warrant offering costs of $735,630.
Liquidity and Capital Resources
Until the closing of the Initial Public Offering, our only source of liquidity was an initial sale of shares (the “Founder Shares”) of Class B ordinary shares, par value $0.0001 per share, to our sponsor, Black Spade Sponsor LLC (the “Sponsor”). Our Sponsor also issued an unsecured and noninterest bearing promissory note (the “Promissory Note”) to us, pursuant to which we may borrow up to an aggregate principal amount of $250,000. As of September 30, 2021, there were no amounts outstanding under the Promissory Note.
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
Following our Initial Public Offering, the partial exercise of the Over-Allotment Option and the sale of the Private Placement Warrants, a total of $169,000,000 was placed in a trust account (the “Trust Account”). We incurred $10,082,915 in offering costs, including $3,380,000 of underwriting discounts and commissions, $5,915,000 of deferred underwriting commissions and $650,866 of other offering costs.
For the period from March 3, 2021 (inception) through September 30, 2021, cash used in operating activities was $603,944. Net income of $3,351,666, which primarily consisted of a change in fair value of warrant liabilities of $10,138,000 offset by stock based compensation of $5,761,500 and warrant offering costs of $735,630 and changes in operating assets and liabilities which used $313,075 of cash from operating activities. Other than the proceeds from the Initial Public Offering and Private Placement (as discussed above), the Company also received proceeds of $61,496 from Sponsor advances and $450,000 from the Sponsor promissory note.
As of September 30, 2021, we had marketable securities held in the Trust Account of $169,001,665. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions) net of any redemptions, to complete our Initial Business Combination. We may withdraw interest to pay our taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of September 30, 2021, we had cash of $1,735,948 held outside the Trust Account. We intend to use the funds held outside the Trust Account following the completion of the Initial Public Offering primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.
At September 30, 2021, we had cash of $1,735,948 and working capital of $1,964,023.
In order to fund working capital deficiencies or finance transaction costs in connection with an Initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete our Initial Business Combination, we would repay such loaned amounts. In the event that our Initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2021, there were no amounts outstanding under the Working Capital Loans.
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
Off-Balance
Sheet Financing Arrangements
We had no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of September 30, 2021.
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
Class A ordinary shares subject to possible redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480.
Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are classified as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. Given the above, the management determined that to the extent funds are available, shares of the Company’s redeemable equity should be reported as temporary equity. Accordingly, as of September 30, 2021, 16,900,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.
Net income (loss) per share
Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class
method in calculating earnings per share. Ordinary shares subject to possible redemption at September 30, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Public Offering, (ii) exercise of over-allotment and (iii) Private Placement, since their inclusion would be anti-dilutive under the two-class
method. As a result, diluted earnings per ordinary share is the same as basic earnings per ordinary share for the periods presented. The warrants are exercisable to purchase 15,075,000 Class A ordinary shares in the aggregate.
The Company’s condensed statement of operations include a presentation of income per Class A ordinary share subject to possible redemption in a manner similar to the two-class
method of income per ordinary share. Net income per ordinary share, basic and diluted, for redeemable Class A ordinary share is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable Class A ordinary shares outstanding since original issuance. Net income per ordinary share, basic and diluted, for non-redeemable
Class B ordinary share is calculated by dividing the net income, adjusted for income attributable to redeemable Class A ordinary shares, by the weighted average number of non-redeemable
Class B ordinary shares outstanding for the periods.
Non-redeemable
Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “
Fair Value Measurement,
” approximates the carrying amounts represented in the condensed balance sheet, primarily due to their short-term nature. The carrying value of the Company’s financial instruments including its cash and accrued liabilities approximate their fair values principally because of their short-term nature. The Company’s derivative warrants are measured at fair value according to ASC 820 as discussed below. The Public Warrants and Private Warrants are classified as Level 1 and 2 on the fair value heirarchy, respectively.
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
at each reporting period.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
“
Debt —Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging —Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
”
(“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.
Our management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

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
Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to a material weakness in internal controls over financial reporting related to the lack of ability to account for complex financial instruments.
Changes in Internal Control over Financial Reporting
Except as set forth below, there was no change in our internal control over financial reporting that occurred during the period from July 1, 2021 through September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management identified errors in its historical financial statements related to the accounting for the Class A ordinary shares and other reclassification adjustments on the balance sheet. Because the Class A ordinary shares issued in the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control, the Company should have classified all of these redeemable shares in temporary equity and remeasured these redeemable shares to their redemption value (i.e., $10.00 per share) as of the end of the first reporting period after the date of the Company’s Initial Public Offering.
Therefore, in consultation with the audit committee of our board of directors, we concluded that our previously filed balance sheet as of July 20, 2021 included in exhibit 99.1 to our Form 8-K filed with the SEC on July 27, 2021 should be restated to report all Class A ordinary shares as temporary equity and should no longer be relied upon. As such, we have restated such financial statement in this quarterly report, as described in Note 2 of the notes to the financial statements included herein.
Notwithstanding the identified material weakness, management believes that the financial statements and related financial information included in this quarterly report fairly present, in all material respects, our balance sheets, statements of operations and cash flows as of and for the periods covered in this report.
Remediation Plan
To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting and to provide processes and controls over the internal communications within the Company, financial advisors and independent registered public accounting firm. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. We plan to include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Other than this issue, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
As we continue to evaluate and improve our financial reporting process, we may take additional actions to modify certain of the remediation measures described above. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weakness we have identified or avoid potential future material weaknesses.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus related to the Initial Public Offering filed with the SEC. As of the date of this report, there have been no material changes to the risk factors disclosed in our final prospectus for the Initial Public Offering filed with the SEC except as follows.
We have identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain effective internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us; materially and adversely affect our business and operating results; and expose us to potential litigation.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis.
Specifically, our disclosure controls and procedures were not effective due to a material weakness in internal controls over financial reporting related to lack of ability to account for complex financial instruments. This material weakness resulted in the restatement of our previously filed balance sheet as of July 20, 2021 included in exhibit 99.1 to our Form 8-K filed on July 27, 2021.
Effective internal control over financial reporting is necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.
In order to remediate the material weakness, we plan to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting and to provide processes and controls over the internal communications within the Company, financial advisors and independent registered public accounting firm. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements.
If we are not able to remediate the material weakness, or if we identify any new material weaknesses in the future, we may be unable to maintain compliance with the requirements of securities laws, stock exchange listing rules, or debt instrument covenants regarding timely filing of information; we could lose access to sources of capital or liquidity; and investors may lose confidence in our financial reporting and our stock price may decline as a result. Though we are taking steps to remediate the material weakness, we cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weakness or avoid potential future material weaknesses.
As a result of the material weakness and the related restatements due to the change in the accounting for the Class A ordinary shares and other reclassification adjustments on the balance sheet, and other matters raised or that may in the future be identified, we face potential for adverse regulatory consequences, including investigations, penalties or suspensions by the SEC or the New York Stock Exchange, litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatements and material weakness in our internal control over financial reporting and the preparation of our consolidated financial statements. As of the date of this report, we have no knowledge of any such regulatory consequences, litigation, claim or dispute. However, we can provide no assurance that such regulatory consequences, litigation, claim or dispute will not arise in the future. Any such regulatory consequences, litigation, claim or dispute, whether successful or not, could subject us to additional costs, divert the attention of our management, or impair our reputation. Each of these consequences could have a material adverse effect on our business, results of operations and financial condition.

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
Date: November 16, 2021

BLACK SPADE ACQUISITION CO

By:	/s/ Chi Wai Dennis Tam
	Name:	Chi Wai Dennis Tam
	Title:	Chairman and Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ Francis Chi Yin Ng
	Name:	Francis Chi Yin Ng
	Title:	President and Chief Financial Officer (Principal Financial and Accounting Officer)