Form 10-Q
period 2022-03-31
Black Spade Acquisition Co
filed 2022-05-16
CIK 1851908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT O F 1934
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of
May 16
, 2022, 16,900,000 Class A ordinary shares, par value $0.0001, and 4,225,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

BLACK SPADE ACQUISITION CO
Quarterly Report on Form
10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
BLACK SPADE ACQUISITION CO
CONDENSED BALANCE SHEETS

	March 31,		December 31,
	2022		2021
	(unaudited)
ASSETS
Current Assets:
Cash	$615,236		$1,569,803
Prepaid expenses	166,362		294,062

Total Current Assets	781,598		1,863,865

Investments held in the Trust Account	169,022,183		169,006,966

Total Assets	$169,803,781		$170,870,831

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$460,243		$403,521
Due to related party	—		27,250

Total Current Liabilities	460,243		430,771

Derivative warrant liabilities	3,152,858		13,050,400
Deferred underwriting commission	5,915,000		5,915,000

Total liabilities	9,528,101		19,396,171
COMMITMENTS AND CONTINGENCIES	onpaste='getPasteValueevent'	)onpaste='getPasteValue(event)'

Class A ordinary shares subject to possible redemption; 16,900,000 shares (at redemption value )	169,022,183		169,000,000

Shareholders’ deficit:
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—		—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding	—		—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 4,225,000 shares issued and outstanding	422		422
Additional paid-in capital	—		—
Accumulated deficit	(8,746,925)		(17,525,762)

Total Shareholders’ Deficit	(8,746,503)		(17,525,340)

Total Liabilities and Shareholders’ Deficit	$169,803,781		$170,870,831

The accompanying notes are an integral part of these unaudited condensed financial statements

BLACK SPADE ACQUISITION CO
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Period From March 3, 2021 (Inception) Through March 31, 2021
EXPENSES
Administration fee - related party	$30,000	$—
General and administrative	1,081,739	13,153

TOTAL EXPENSES	(1,111,739)	13,153

OTHER INCOME
Income earned on investments held in Trust Account	15,217	—
Change in fair value of derivative warrant liabilities	9,897,542	—

TOTAL OTHER INCOME	9,912,759	—

Net income (loss)	$8,801,020	$(13,153)

Basic and diluted weighted average shares outstanding, redeemable Class A Ordinary Shares	16,900,000

Basic and diluted net income (loss) per share of redeemable Class A Ordinary Shares	$0.42

Weighted average number of shares of non-redeemable ordinary shares outstanding, basic and diluted	4,225,000	3,750,000

Basic and diluted net income per share of non-redeemable ordinary shares	$0.42	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements

BLACK SPADE ACQUISITION CO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B		Additional
	Ordinary Shares		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	4,225,000	$422	$—	$(17,525,762)	$(17,525,340)
Measurement adju stment of carrying value to redempt ion value	—	—	—	(22,183)	(22,183)
Net income	—	—	—	8,801,020	8,801,020

Balance as of March 31, 2022	4,225,000	$422	$—	$(8,746,925)	$(8,746,503)

FOR THE PERIOD MARCH
3
, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Class B		Additional
	Ordinary Shares		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 3, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	(13,153)	(13,153)

Balance as of March 31, 2021	4,312,500	$431	$—	$(13,153)	$11,847

BLACK SPADE ACQUISITION CO
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Period From March 3, 2021 (Inception) Through March 31, 2021
Cash Flows From Operating Activities:
Net income (loss)	$8,801,020	$(13,153)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Operating costs paid by related parties	—	6,338
Investment income earned on treasury securities held in the Trust Account	(15,217)	—
Gain on change in fair value of derivative liabilities	(9,897,542)	—
Changes in operating assets and liabilities:
Prepaid expenses	127,700	—
Accounts payable and accrued expenses	56,722	6,815

Net Cash Used In Operating Activities	(927,317)	—
Cash Flows From Financing Activities:
Repayment of related party advances	(27,250)	—
Net Cash Used in Financing Activities	(27,250)	—
Net change in cash	(954,567)	—
Cash at beginning of year	1,569,803	—

Cash at end of year	$615,236	$—

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accrued offering costs	$—	$94,808
Deferred offering costs paid by Sponsor in exchange for Class B ordinary shares	$—	$25,000
Deferred offering costs paid by Sponsor	$—	$20,600
Measurement adjustment of carrying value to redemption value	$22,183	$—
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
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from March 3, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Going Concern and Management’s Plan
At March 31, 2022, the Company had cash of $615,236 and working capital of $321,355. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. In addition, the Company expects to have negative cash flows from operations as it pursues an initial business combination target. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)
2014-15,
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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“
US GAAP
”) and pursuant to the rules and regulations of the SEC.
Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of December 31, 2021 filed with the SEC on Form
10-K.
In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of March 31, 2022 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2022 not necessarily indicative of the results to be expected for the full year ending December 31, 2022.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $615,236 and $1,569,803 in cash, outside of the funds held in the Trust Account, as of March 31, 2022 and December 31, 2021, respectively. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.
Investment held in Trust Account
At March 31, 2022 and December 31, 2021, the Company had $169.0 million in investments held in the Trust Account. At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in Investment income from the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
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
Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are classified as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. Accordingly, as of March 31, 2022 and December 31, 2021, 16,900,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

At March 31, 2022 and December 31, 2021, the shares of Class A ordinary shares reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$169,000,000
Less:
Proceeds allocated to the Public Warrants	(11,914,500)
Shares of Class A ordinary share issuance costs	(9,329,478)

(21,243,978)
Plus:
Measurement adjustment of carrying value to redemption value	21,243,978

Class A Common Stock subject to possible redemption at December 31, 2021	$169,000,000
Measurement adjustment of carrying value to redemption value	22,183
Class A Common Stock subject to possible redemption at March 31, 2022	$169,022,183

Net income (loss) per share
Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at December 31, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The calculation of diluted loss per ordinary share does not consider the effect of the warrants issued in connection with the (i) Public Offering, (ii) exercise of over-allotment and (iii) Private Placement, since their inclusion would be anti-dilutive under the two-class method. As a result, diluted earnings per ordinary share is the same as basic earnings per ordinary share for the periods presented. The warrants are exercisable to purchase
 14,830,000 Class A ordinary shares in the aggregate.
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

	Three months ended March 31, 2022	For the Period From March 3, 2021 (inception) Through March 31, 2021
Class A Ordinary shares
Numerator: Income allocable to Class A ordinary shares	$7,040,816
Denominator: Basic and diluted weighted average shares outstanding	16,900,000

Basic and diluted net income per share, Class A Common Stock	$0.42

Class B Ordinary shares
Numerator: Income (loss) allocable to Class B ordinary shares	$1,760,204	(13,153)
Denominator: Basic and diluted weighted average shares outstanding	4,225,000	3,750,000

Basic and diluted net loss per share, Class B Common Stock	$0.42	(0.00)

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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Governm en
t of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.
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
Warrant Instruments
The Company will account for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “
Derivatives and Hedging
” whereby under that provision the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured
at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of the Public Warrants and the Private Placement Warrants will be estimated using a valuation model. The Company’s valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation
at each reporting period.
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 on January 1, 2021 and the adoption of such did not have on its financial position, results of operations or cash flows.

NOTE 3 — INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 15,000,000 Units at a purchase price of $10.00 per Unit generating gross proceeds to the Company in the amount of $150,000,000. Each Unit consists of one share of the Company’s Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”),
and
one
-half of
one redeemable warrant of the Company (each whole warrant, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one whole share of Class A ordinary shares at a price of $11.50 per share, subject to adjustment.
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
Promissory Note — Related Party
On February 25, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non-interest
bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Promissory Note.
Due to Related Party
In order to finance certain transaction costs in connection the Initial Public Offering, the Sponsor paid certain offering costs on behalf of the Company totaling $100,547 and also advanced the Company $61,496. These amounts are due on demand and non-interest bearing. During the three months ended March 31, 2022, the Company repaid the outstanding balance in full. As of March 31, 2022 and December 31, 2021, there was $0 and
$27,250 due to the related party.
Administrative Services Agreement
Commencing on the date the Units are first listed on NYSE, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2022, the Company recorded $30,000 of fees pursuant to the agreement. As of March 31, 2022 and December 31, 2021, $85,000 and $55,000 were outstanding and is included in accounts payable and accrued expenses on the condensed balance sheets.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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
NOTE 7 — SHAREHOLDER’S EQUITY
Preference Shares
— The Company is authorized to issue 2,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
 — The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share.

As of March 31, 2022 and December 31, 2021, 16,900,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
Class
 B Ordinary Shares
— The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 4,225,000 Class B ordinary shares issued and outstanding.
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2022	December 31, 2021
Assets:
Investments held in Trust Account	1	$169,022,183	169,006,966

Liabilities:
Warrant liability – Private Placement Warrants	2	$1,356,388	5,614,400
Warrant liability – Public Warrants	1	1,796,470	7,436,000
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
The Warrants are measured at fair value on a recurring basis. The Public Warrants were initially valued using a Modified Monte Carlo Simulation. As of March 31, 2022 and December 31, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market. At initial measurement, the Private Placement Warrants were valued using a Modified Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of our common stock. The expected volatility of the Company’s common stock was determined based on the implied volatility of the Public Warrants.
As of March 31, 2022 and December 31, 2021, the derivative liability was $3,152,858 and $13,050,400, respectively. In addition, for the three months ended March 31, 2022, the Company recorded $9,897,542 as a unrealized gain on the change in fair value of the derivative warrants in the condensed statements of operations
 ($4,258,012 for Private warrants and $5,639,530 for the
Public warrants), respectively.

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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2022 were organizational activities, those necessary to prepare for and consummate the Initial Public Offering. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating
income in the form of interest income on cash and cash equivalents. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an Initial Business Combination.
For the three months ended March 31, 2022, we had net income of
$8,801,020
, which primarily consisted of a change in fair value of warrant liabilities of $9,897,542 and interest income of $15,217, partially offset by general and administrative expenses of
$1,111,739
.
For the period from March 3, 2021 (inception) through March 31, 2021, we had a net loss of $13,153, which consisted of general and administrative expenses of $13,153.
Liquidity and Capital Resources
Until the closing of the Initial Public Offering, our only source of liquidity was an initial sale of Class B ordinary shares (the “Founder Shares”), par value $0.0001 per share, to our sponsor, Black Spade Sponsor LLC (the “Sponsor”). Our Sponsor also issued an unsecured and noninterest bearing promissory note (the “Promissory Note”) to us, pursuant to which we may borrow up to an aggregate principal amount of $250,000. As of March 31, 2022, there were no amounts outstanding under the Promissory Note.
On July 20, 2021, we consummated our Initial Public Offering of 15,000,000 units at a price of $10.00 per unit (the “Units”), generating gross proceeds of $150,000,000. Each Unit consists of one Class A ordinary share, par value $0.0001 per share, and one-half
of one redeemable warrant (the “Public Warrants”), with each whole warrant entitling the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 6,000,000 private placement warrants to our Sponsor at a price of $1.00 per warrant (the “Initial Private Placement Warrants”), generating gross proceeds of $6,000,000.

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
For the three months ended March 31, 2022, cash used in operating activities was $927,317, consisting of (i) net income of $8,818,737, as adjusted by a change in fair value of warrant liabilities of $9,897,542 and investment income earned on treasury securities held in the Trust Account of $15,217, and (ii) changes in operating assets and liabilities including prepaid expenses of $
127,700
and accounts payable and accrued expenses of $
56,722
.
For the three months ended March 31, 2022, cash used in financing activities was $27,250, consisting of the full repayment of the related party payable.
As of March 31, 2022 and December 31, 2021, we had marketable securities held in the Trust Account of $169,022,183 and $169,006,966, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions) net of any redemptions, to complete our Initial Business Combination. We may withdraw interest to pay our taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of March 31, 2022 and December 31, 2021, we had cash of $615,236 and $1,569,803 held outside the Trust Account, respectively. We intend to use the funds held outside the Trust Account following the completion of the Initial Public Offering primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.
As of March 31, 2022, we had cash of $615,236 and working capital of $
321,355
.
In order to fund working capital deficiencies or finance transaction costs in connection with an Initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete our Initial Business Combination, we would repay such loaned amounts. In the event that our Initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.
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
Off-Balance
Sheet Financing Arrangements
We had no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of March 31, 2022.
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
Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are classified as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. Given the above, the management determined that to the extent funds are available, shares of the Company’s redeemable equity should be reported as temporary equity. Accordingly, as of March 31, 2022, 16,900,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.
Net income (loss) per share
Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class
method in calculating earnings per share. Ordinary shares subject to possible redemption at March 31, 2022, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Public Offering, (ii) exercise of over-allotment and (iii) Private Placement, since their inclusion would be anti-dilutive under the two-class
method. As a result, diluted earnings per ordinary share is the same as basic earnings per ordinary share for the periods presented. The warrants are exercisable to purchase 14,830,000 Class A ordinary shares in the aggregate.
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
The Company does not have any recurring Level 3 assets or liabilities. The carrying value of the Company’s financial instruments including its cash and accrued liabilities approximate their fair values principally because of their short-term nature.
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
Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of March 31, 2022, our disclosure controls and procedures were not effective due to a material weakness in internal controls over financial reporting related to the lack of ability to account for complex financial instruments. Management identified errors in its historical financial statements related to the accounting for the Class A ordinary shares and other reclassification adjustments on the balance sheet.
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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the period from January 1, 2022 through March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form
10-K
for the year ended December 31, 2021 filed with the SEC on February 28, 2022. As of the date of this report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
During the quarter ended March 31, 2022, there were no unregistered sales of our equity securities. For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report on Form
10-Q.
During the quarter ended March 31, 2022, we did not repurchase any shares of our equity securities.

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
Date: May 16, 2022

BLACK SPADE ACQUISITION CO

By:	/s/ Chi Wai Dennis Tam
Name:	Chi Wai Dennis Tam
Title:	Chairman and Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ Francis Chi Yin Ng
Name:	Francis Chi Yin Ng
Title:	President and Chief Financial Officer (Principal Financial and Accounting Officer)