Form 10-K/A
period 2021-12-31
Black Spade Acquisition Co
filed 2022-08-22
CIK 1851908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE
Black Spade Acquisition Co (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to its Annual Report on Form
10-K
(the “Amendment”), to amend and restate certain items noted below in its Annual Report on Form
10-K
for the year ended December 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2022 (the “Original Filing”). This Amendment amends the Original Filing to restate our financial statements as of December 31, 2021 and for the period from March 3, 2021 (inception) through December 31, 2021 related to errors identified in the accounting of account payable and accrued expenses.
Pursuant to Rule
12b-15
promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications by our principal executive officer and principal financial officer as exhibits (in Exhibits 31.1, 31.2, 32.1 and 32.2).
Background of Restatement
As reported in the Company’s Current Report on Form
8-K
filed with the SEC on August 18, 2022, in connection with the preparation of the Company’s financial statements for the quarterly period ended June 30, 2022, the Company’s management, after consultation with Marcum Bernstein & Pinchuk LLP (“Marcum”), the Company’s independent registered public accounting firm, re-evaluated
the Company’s accounting of accounts payable and accrued expenses and determined that the Company failed to recognize and accrue certain expenses in connection with the proposed initial business combination resulting in an understatement of the account payable and accrued expenses, which requires an adjustment to the Company’s financial statements as of December 31, 2021 and for the period from March 3, 2021 (inception) through December 31, 2021.
On August 12, 2022, the audit committee of the Company’s board of directors (the “Audit Committee”), concluded, after discussion with the Company’s management, that the Company’s financial statements as of December 31, 2021 and for the period from March 3, 2021 (inception) through December 31, 2021 included in its Annual Report on Form
10-K
filed with the SEC on February 28, 2022
(“202110-K”)
should no longer be relied upon and should be restated as a result of such error.
This Amendment includes the restatement of the financial statement as of December 31, 2021 and for the period from March 3, 2021 (inception) through December 31, 2021 (the “Restated Period”). The financial information that had been previously filed or otherwise reported related to the Restated Period is superseded by the information in this Amendment, and the financial statements and related financial information contained in the Original Filing should no longer be relied upon.
The Company does not expect any of the above changes will have any impact on its cash position and cash held in the trust account established in connection with the IPO.
Internal Control Considerations
In connection with the restatement, the Company identified a material weakness in the Company’s internal control over financial reporting related to accuracy and completeness of accounting for accounts payable and accrued expenses including contractual arrangement, in addition to the previously reported material weakness related to the lack of ability to account for complex financial instruments. As such, the Company’s management has concluded that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weaknesses is described in more detail in Item 9 of this report.
Items Impacted by This Amendment
For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:
Part I, item 1A. Risk Factors
Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II, Item 9A. Controls and Procedures
Part IV, Item 15. Exhibit and Financial Statement Schedules
Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment and, other than as described herein, this Amendment does not purport to reflect any information or events subsequent to the Original Filing. This Amendment continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

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
As of December 31, 2021, we had $1,569,803 of cash and a working capital of $378,306. Further, we have incurred and expect to continue to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. In addition, the company expects to have negative cash flows from operations as it pursues an initial business combination target. Management’s plans to address this need for capital through our initial public offering are discussed in the section of this Annual Report titled
“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
We have identified material weaknesses in our internal control over financial reporting. If we are unable to develop and maintain effective internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us; materially and adversely affect our business and operating results; and expose us to potential litigation.
As described elsewhere in this Annual Report on Form 10-K, we have identified two material weaknesses in our internal control over financial reporting. The material weakness related to the lack of ability to account for complex financial instruments resulted in the restatement of our previously filed balance sheet as of July 20, 2021 included in exhibit 99.1 to our Current Report on Form 8-K filed on July 27, 2021. See Note 2 of the notes to the financial statements included in our Quarterly Report on Form 10-Q filed on November 16, 2021. The material weakness related to accuracy and completeness of accounting for accounts payable and accrued expenses including contractual arrangement resulted in the restatement of our financial statements as of December 31, 2021 and for the period from March 3, 2021 (inception) through December 31, 2021. As a result of the material weaknesses, our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2021
.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weaknesses. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

In order to remediate the material weaknesses, we plan to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting and to provide processes and controls over the internal communications within the company, financial advisors and independent registered public accounting firm. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. While we have processes to identify contractual agreements for accruals, we will create additional controls over tracking of accruals on services rendered or products sold to the Company. Under the oversight of the Audit Committee, the company will enhance and supplement its review process with respect to quarterly and annual provision in terms of the accuracy and completeness of financial positions such as procedures to ensure that accounting periods are closed in a timely manner and controls to support the accuracy of material accruals including those accruals that are highly judgmental in nature.
If we are not able to remediate the material weaknesses, or if we identify any new material weaknesses in the future, we may be unable to maintain compliance with the requirements of securities laws, stock exchange listing rules, or debt instrument covenants regarding timely filing of information; we could lose access to sources of capital or liquidity; and investors may lose confidence in our financial reporting and our stock price may decline as a result. Though we are taking steps to remediate the material weaknesses, we cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weaknesses or avoid potential future material weaknesses.
As a result of the material weaknesses and the related restatements due to the change in the accounting for the Class A ordinary shares and other reclassification adjustments on the balance sheet, and other matters raised or that may in the future be identified, we face potential for adverse regulatory consequences, including investigations, penalties or suspensions by the SEC or the New York Stock Exchange, litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatements and material weaknesses in our internal control over financial reporting and the preparation of our consolidated financial statements. As of the date of this report, we have no knowledge of any such regulatory consequences, litigation, claim or dispute. However, we can provide no assurance that such regulatory consequences, litigation, claim or dispute will not arise in the future. Any such regulatory consequences, litigation, claim or dispute, whether successful or not, could subject us to additional costs, divert the attention of our management, or impair our reputation. Each of these consequences could have a material adverse effect on our business, results of operations and financial condition.
We have restated our financial statements, which may affect investor confidence, our stock price, our ability to raise capital in the future, our results of operations and financial condition, our ability to complete an initial business combination, and which may result in shareholder litigation.
We have restated financial statements for our financial statements as of December 31, 2021 and for the period from March 3, 2021 (inception) through December 31, 2021. Such restatement may have the effect of eroding investor confidence in the company and our financial reporting and accounting practices and processes, and may negatively impact the trading price of our securities, could have a material adverse effect on our business, results of operations and financial condition, may make it more difficult for us to raise capital on acceptable terms, if at all, and may adversely impact our ability to complete an initial business combination. The restatement and related material weaknesses in our internal control over financial reporting may also result in shareholder litigation.
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
(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Restatement and Revision of Previously Issued Financial Statements
In this Amendment No. 1 to our Annual Report on Form 10-K, we have restated our historical financial statements as of December 31, 2021 and for period from March 3, 2021 (inception) through December 31, 2021 (the “Restated Period”). In addition, we have restated certain previously reported financial information in the Restated Period in this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
See the Explanatory Note and Note 2 to financial statements in this report for additional information related to the restatement.
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

For the period from March 3, 2021 (inception) through December 31, 2021, we had a net loss of $3,578,400 which primarily consisted of operating and formation costs of $8,093,836 and warrant offering costs $735,630 offset by a change in fair value of warrant liabilities of $5,244,100 and interest income of $6,966.
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
Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of December 31, 2021, our disclosure controls and procedures were not effective due to a material weakness in internal controls over financial reporting related to the lack of ability to account for complex financial instruments and a material weakness in internal controls over financial reporting related to accuracy and completeness of accounting for accounts payable and accrued expenses including contractual arrangement. Management identified errors in its historical financial statements related to the accounting for the Class A ordinary shares and other reclassification adjustments on the balance sheet. Because the Class A ordinary shares issued in the IPO can be redeemed or become redeemable subject to the occurrence of future events considered outside of the company’s control, the company should have classified all of these redeemable shares in temporary equity and remeasured these redeemable shares to their redemption value (i.e., $10.00 per share) as of the end of the first reporting period after the date of the company’s IPO. This material weakness resulted in the restatement of our previously filed balance sheet as of July 20, 2021 included in exhibit 99.1 to our Current Report on Form 8-K filed on July 27, 2021. See Note 2 of the notes to the financial statements included in our Quarterly Report on Form 10-Q filed on November 16, 2021. In addition, management identified errors in the accounting of account payable and accrued expenses in our financial statements as of December 31, 2021 and for the period from March 3, 2021 (inception) through December 31, 2021. This material weakness resulted in the restatement in our financial statements as of December 31, 2021 and for the period from March 3, 2021 (inception) through December 31, 2021.
To address the material weaknesses, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting and to provide processes and controls over the internal communications within the company, financial advisors and independent registered public accounting firm. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. We plan to include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. While we have processes to identify contractual agreements for accruals, we will create additional controls over tracking of accruals on services rendered or products sold to the company. Under the oversight of the Audit Committee, the company will enhance and supplement its review process with respect to quarterly and annual provision in terms of the accuracy and completeness of financial positions such as procedures to ensure that accounting periods are closed in a timely manner and controls to support the accuracy of material accruals including those accruals that are highly judgmental in nature. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Other than the foregoing, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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
.

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 of the company’s Current Report on Form 8-K filed with the SEC on July 20, 2021)

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, As Amended (incorporated by reference to Exhibit 4.1 to the company’s Annual Report on Form 10-K filed with the SEC on February 28, 2022)

4.2	Warrant Agreement, dated July 15, 2021, between the company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to Exhibit 4.1 of the company’s Current Report on Form 8-K filed with the SEC on July 20, 2021)

10.1	Letter Agreement, dated July 15, 2021, among the company and certain security holders (incorporated herein by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K filed with the SEC on July 20, 2021)

10.2	Investment Management Trust Agreement, dated July 15, 2021, between the company and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.2 of the company’s Current Report on Form 8-K filed with the SEC on July 20, 2021)

10.3	Registration Rights Agreement, dated July 15, 2021, between the company and certain security holders (incorporated herein by reference to Exhibit 10.3 of the company’s Current Report on Form 8-K filed with the SEC on July 20, 2021)

10.4	Sponsor Warrants Purchase Agreement, dated July 15, 2021, between the company and Black Spade Sponsor LLC (incorporated herein by reference to Exhibit 10.4 of the company’s Current Report on Form 8-K filed with the SEC on July 20, 2021)

Exhibit No.	Description

10.5	Administrative Services Agreement, dated July 15, 2021, between the company and Black Spade Sponsor LLC (incorporated herein by reference to Exhibit 10.5 of the company’s Current Report on Form 8-K filed with the SEC on July 20, 2021)

31.1*	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2*	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1**	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2**	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith
Item 16. Form
10-K
Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 22, 2022.

BLACK SPADE ACQUISITION CO

By:	/s/ Chi Wai Dennis Tam
Name: Chi Wai Dennis Tam
Title: Chairman and Co-Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacity and on the dates indicated.

Name	Positon	Date

/s/ Chi Wai Dennis Tam	Chairman and Co-Chief Executive Officer (Principal Executive Officer)	August 22, 2022
Chi Wai Dennis Tam

/s/ Shing Joe Kester Ng	Co-Chief Executive Officer	August 22, 2022
Shing Joe Kester Ng

/s/ Francis Chi Yin Ng	President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 22, 2022
Francis Chi Yin Ng

/s/ Russell Galbut	Director	August 22, 2022
Russell Galbut

/s/ Robert Moore	Director	August 22, 2022
Robert Moore

/s/ Patsy Chan	Director	August 22, 2022
Patsy Chan

/s/ Sammy Hsieh	Director	August 22, 2022
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
Restatement of Previously Issued Financial Statements
As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2021 and for the period from March 3, 2021 (inception) through December 31, 2021 have been restated.
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
New York, NY
February 28, 2022, except for the effects of the restatement discussed in Note 2, as to which the date is August
22
, 2022
PCAOB ID NO. 5395
www.marcumbp.com

BLACK SPADE ACQUISITION CO
BALANCE SHEET
(as restated)

December 31, 2021
ASSETS
Current Assets:
Cash	$1,569,803
Prepaid expenses	294,062

Total Current Assets	1,863,865
Investment held in Trust Account	169,006,966

Total Assets	$170,870,831

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$1,458,309
Due to related party	27,250
Total Current Liabilities	1,485,559
Derivative warrant liabilities	13,050,400
Deferred underwriting commission	5,915,000

Total Liabilities	20,450,959

COMMITMENTS AND CONTINGENCIES

Class A ordinary shares subject to possible redemption; 16,900,000 shares (at $10.00 per share)	169,000,000
Shareholders’ equity:
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 4,225,000 s hares issued and outstanding	422
Additional paid-in capital	—
Accumulated deficit	(18,580,550)

Total Shareholders’ Deficit	(18,580,128)

Total Liabilities and Shareholders’ Deficit	$170,870,831

The accompanying notes are an integral part of these financial statements

BLACK SPADE ACQUISITION CO
STATEMENT OF OPERATIONS
(as restated)

For the Period March 3, 2021 (inception) through December 31, 2021
REVENUE	$—
EXPENSES
Administration fee - related party	55,000
General and administrative	8,038,836

TOTAL EXPENSES	8,093,836

OTHER INCOME (EXPENSES)
Investment income from the Trust Account	6,966
Warrant offering expenses	(735,630)
Change in fair value of derivative warrant liabilities	5,244,100

TOTAL OTHER INCOME	4,515,436

Net loss	$(3,578,400)

Basic and diluted weighted average shares outstanding, redeemable Class A Ordinary Shares	9,059,406

Basic and diluted net loss per share of redeemable Class A Ordinary Shares	$(0.27)

Weighted average number of shares of non-redeemable ordinary shares outstanding, basic and diluted	4,269,183

Basic and diluted net loss per share of non-redeemable ordinary shares	$(0.27)

The accompanying notes are an integral part of these financial statements

BLACK SPADE ACQUISITION CO
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 3, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021
(as restated)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of March 3, 2021	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	4,312,500	431	24,569	—	25,000
Sale of Units in 16,900,000 Public Offering, less fair value of public warrants, net of offering costs	—	—	—	—	—	—	—
Forfeiture of Class B Ordinary Shares	—	—	(87,500)	(9)	9	—	—
Class B Ordinary Shares transferred from Sponsor for services	—	—			6,217,250	—	6,217,250
Remeasurement adjustment of Class A ordinary shares to redemption value	—	—	—	—	(6,241,828)	(15,002,150)	(21,243,978)
Net loss	—	—	—		—	(3,578,400)	(3,578,400)

Balance as of December 31, 2021	—	$—	4,225,000	$422	$—	$(18,580,550)	$(18,580,128)

The accompanying notes are an integral part of these financial statements

BLACK SPADE ACQUISITION CO
STATEMENT OF CASH FLOWS
(as restated)

For the Period March 3, 2021 (inception) through December 31, 2021
Cash Flows From Operating Activities:
Net loss	$(3,578,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Investment income earned on treasury securities held in the Trust Account	(6,966)
Costs associated with warrant liabilities	735,630
Gain on change in fair value of derivative liabilities	(5,244,100)
Share-based compensation	6,217,250
Changes in operating assets and liabilities:
Prepaid expenses	(294,062)
Accounts payable and accrued expenses	1,373,309

Net Cash Used In Operating Activities	(797,339)

Cash Flows From Investing Activities:
Cash deposited into the Trust Account	(169,000,000)

Net Cash Used In Investing Activities	(169,000,000)

Cash Flows From Financing Activities:
Sale of Units in the Initial Public Offering, net of underwriting discount	165,620,000
Sale of Private Placement Warrants to the Sponsor	6,380,000
Related party advances	27,250
Payment of offering costs	(660,108)

Net Cash Provided By Financing Activities	171,367,142

Net change in cash and cash equivalents	1,569,803
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$1,569,803

Supplemental disclosure of non-cash financing activities:
Initial classification of fair value of warrants	$20,910,300

Deferred underwriting compensation charged to additional paid-in capital in connection with the Initial Public Offering	$5,915,000

Formation and offering costs paid by Sponsor in exchange for Class B ordinary shares	$25,000

Formation and operating costs paid by related party	$73,297

Measurement adjustment of Class A ordinary shares to redemption value	$169,000,000

The accompanying notes are an integral part of these financial statements

BLACK SPADE ACQUISITION CO
NOTES TO THE FINANCIAL STATEMENTS
(as restated)
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
The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00)
.
In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $
10.00
per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $
10.00
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
Going Concern and Management’s Plan
At December 31, 2021, the Company had cash of $1,569,803 and working capital of $378,306.
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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
Management identified errors made in its historical financial statements for the accounting of accruals.
The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the periods, indicated:

	As previously reported	Adjustments	As restated
Balance Sheet - December 31, 2021
Accounts payable and accrued expenses	$403,521	$1,054,788	$1,458,309
Total current liabilities	430,771	1,054,788	1,485,559
Total liabilities	19,396,171	1,054,788	20,450,959
Shareholders’ deficit
Accumulated deficit	(17,525,762)	(1,054,788)	(18,580,550)
Total shareholders’ deficit	$(17,525,340)	$(1,054,788)	$(18,580,128)

	As Previously
	Reported	Adjustments	As restated
Statement of Operations – For the Period March 3, 2021 (inception) Through December 31, 2021
General and administrative expenses	$6,984,048	1,054,788	8,038,836
Total expenses	7,039,048	1,054,788	8,039,836
Net loss	(2,523,613)	(1,054,788)	(3,578,400)
Basic and diluted weighted average shares outstanding, redeemable Class A ordinary shares	9,059,406	—	9,059,406
Basic and diluted net loss per share of redeemable Class A ordinary shares	$(0.19)	$(0.08)	$(0.27)
Weighted average number shares of non-redeemable ordinary shares outstanding, basic and diluted	4,269,183	—	4,269,183
Basic and diluted net loss per share of non-redeemable ordinary shares	$(0.19)	$(0.08)	$(0.27)
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

	For the Period March 3, 2021 (inception) through December 31, 2021
	(as restated)
	Class A	Class B

Basic and diluted net loss per ordinary share	—	—
Numerator:

Allocation of net loss, as adjusted	$(2,432,229)	$(1,146,171)

Denominator:
Basic and diluted weighted average shares outstanding	9,059,406	4,269,183
Basic and diluted net loss per ordinary share	(0.27)	(0.27)

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
9
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
10
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
NOTE 1
1
— SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events other than below that would have required adjustment or disclosure in the financial statements.