Form 10-Q/A
period 2022-03-31
Black Spade Acquisition Co
filed 2022-08-22
CIK 1851908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE
Black Spade Acquisition Co (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (the “Amendment”), to amend and restate certain items noted below in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on May 16, 2022 (the “Original Filing”). This Amendment amends the Original Filing to restate our financial statements for the quarterly period ended March 31, 2022 related to errors identified in the accounting of account payable and accrued expenses.
Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications by our principal executive officer and principal financial officer as exhibits (in Exhibits 31.1, 31.2, 32.1 and 32.2).
Background of Restatement
As reported in the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2022, in connection with the preparation of the Company’s financial statements for the quarterly period ended June 30, 2022, the Company’s management, after consultation with Marcum Bernstein & Pinchuk LLP (“Marcum”), the Company’s independent registered public accounting firm, re-evaluated the Company’s accounting of accounts payable and accrued expenses and determined that the Company failed to recognize and accrue certain expenses in connection with the proposed initial business combination resulting in an understatement of the account payable and accrued expenses, which requires an adjustment to the Company’s financial statements as of and for the quarterly period ended March 31, 2022.
On August 12, 2022, the audit committee of the Company’s board of directors (the “Audit Committee”), concluded, after discussion with the Company’s management, that the Company’s financial statements as of and for the quarterly period ended March 31, 2022 included in its Quarterly Report on Form 10-Q filed with the SEC o
n
 May 16, 2022 (“2022Q1 10-Q”) should no longer be relied upon and should be restated as a result of such error.
This Amendment includes the restatement of the unaudited quarterly financial statements as of March 31, 2022 and for the three months ended March 31, 2022, the condensed consolidated balance sheet as of December 31, 2021 (the “Restated Periods”).
The financial information that had been previously filed or otherwise reported related to the Restated Periods are superseded by the information in this Amendment, and the financial statements and related financial information contained in the Original Filing should no longer be relied upon.
The Company does not expect any of the above changes will have any impact on its cash position and cash held in the trust account established in connection with the IPO.
Internal Control Considerations
In connection with the restatement, the Company identified a material weakness in the Company’s internal control over financial reporting related to accuracy and completeness of accounting for accounts payable and accrued expenses including contractual arrangement, in addition to the previously reported material weakness related to the lack of ability to account for complex financial instruments. As such, the Company’s management has concluded that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Part I, Item 4 of this report.
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
Part I, Item 1 - Financial Statements
Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part I, Item 4 - Controls and Procedures
Part II, Item 1 - Legal Proceedings
Part II, Item 1A - Risk Factors
Part II, Item 6 – Exhibits
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

BLACK SPADE ACQUISITION CO
Quarterly Report on Form
10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
BLACK SPADE ACQUISITION CO
CONDENSED BALANCE
SHEETS

	March 31,	December 31,
	2022	2021
	(unaudited)

ASSETS
Current Assets:
Cash	$615,236	$1,569,803
Prepaid expenses	166,362	294,062

Total Current Assets	781,598	1,863,865

Investments held in the Trust Account	169,022,183	169,006,966

Total Assets	$169,803,781	$170,870,831

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$2,693,161	$1,458,309
Due to related party	—	27,250

Total Current Liabilities	2,693,161	1,485,559

Derivative warrant liabilities	3,152,858	13,050,400
Deferred underwriting commission	5,915,000	5,915,000

Total liabilities	11,761,019	20,450,959
COMMITMENTS AND CONTINGENCIES

Class A ordinary shares subject to possible redemption; 16,900,000 shares (at redemption value )	169,022,183	169,000,000

Shareholders’ deficit:
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 4,225,000 shares issued and outstanding	422	422
Additional paid-in capital	—	—
Accumulated deficit	(10,979,843)	(18,580,550)

Total Shareholders’ Deficit	(10,979,421)	(18,580,128)

Total Liabilities and Shareholders’ Deficit	$169,803,781	$170,870,831

The accompanying notes are an integral part of these unaudited condensed financial statements

BLACK SPADE ACQUISITION CO
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Period From March 3, 2021 (Inception) Through March 31, 2021
EXPENSES
Administration fee - related party	$30,000	$—
General and administrative	2,259,869	13,153

TOTAL EXPENSES	2,289,869	13,153

OTHER INCOME
Income earned on investments held in Trust Account	15,217	—
Change in fair value of derivative warrant liabilities	9,897,542	—

TOTAL OTHER INCOME	9,912,759	—

Net income (loss)	$7,622,890	$(13,153)

Basic and diluted weighted average shares outstanding, redeemable Class A Ordinary Shares	16,900,000

Basic and diluted net income (loss) per share of redeemable Class A Ordinary Shares	$0.36

Weighted average number of shares of non-redeemable ordinary shares outstanding, basic and diluted	4,225,000	3,750,000

Basic and diluted net income per share of non-redeemable ordinary shares	$0.36	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements

BLACK SPADE ACQUISITION CO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B		Additional
	Ordinary Shares		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021 (as restated)	4,225,000	$422	$—	$(18,580,550)	$(18,580,128)
Measurement adju stment of carrying value to redempt ion value	—	—	—	(22,183)	(22,183)
Net income	—	—	—	7,622,890	7,622,890

Balance as of March 31, 2022	4,225,000	$422	$—	$(10,979,843)	$(10,979,421)

FOR THE PERIOD MARCH
3
, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Class B		Additional
	Ordinary Shares		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 3, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	(13,153)	(13,153)

Balance as of March 31, 2021	4,312,500	$431	$—	$(13,153)	$11,847

BLACK SPADE ACQUISITION CO
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Period From March 3, 2021 (Inception) Through March 31, 2021
Cash Flows From Operating Activities:
Net income (loss)	$7,622,890	$(13,153)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Operating costs paid by related parties	—	6,338
Investment income earned on treasury securities held in the Trust Account	(15,217)	—
Gain on change in fair value of derivative liabilities	(9,897,542)	—
Changes in operating assets and liabilities:
Prepaid expenses	127,700	—
Accounts payable and accrued expenses	1,234,852	6,815

Net Cash Used In Operating Activities	(927,317)	—
Cash Flows From Financing Activities:
Repayment of related party advances	(27,250)	—
Net Cash Used in Financing Activities	(27,250)	—
Net change in cash	(954,567)	—
Cash at beginning of year	1,569,803	—

Cash at end of year	$615,236	$—

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accrued offering costs	$—	$94,808
Deferred offering costs paid by Sponsor in exchange for Class B ordinary shares	$—	$25,000
Deferred offering costs paid by Sponsor	$—	$20,600
Measurement adjustment of carrying value to redemption value	$22,183	$—
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
Going Concern and Management’s Plan
At March 31, 2022, the Company had cash of $615,236 and working capital deficit
of $1,911,563. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. In addition, the Company expects to have negative cash flows from operations as it pursues an initial business combination target. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)
2014-15,
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
NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
Management identified errors made in its historical financial statements for the accounting of accruals.
The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the periods, indicated:

	As previously reported	Adjustments	As restated
Balance Sheet – March 31, 2022
Accounts payable and accrued expenses	$460,243	$2,232,918	$2,693,161
Total current liabilities	460,243	2,232,918	2,693,161
Total liabilities	9,528,101	2,232,918	11,761,019
Shareholders’ deficit
Accumulated deficit	(8,746,925)	(2,232,918)	(10,979,843)
Total shareholders’ deficit	$(8,746,503)	$(2,232,918)	$(10,979,421)

	As Previously Reported	Adjustments	As restated
Statement of Operations – For the Three Months ended March 31, 2022
General and administrative expenses	$1,081,739	1,178,130	2,259,869
Total expenses	1,111,739	1,178,130	2,289,869
Net income	8,801,020	(1,178,130)	7,622,890
Basic and diluted weighted average shares outstanding, redeemable Class A ordinary shares	16,900,000	—	16,900,000
Basic and diluted net income per share of redeemable Class A ordinary shares	$0.42	$(0.06)	$0.36
Weighted average number shares of non-redeemable ordinary shares outstanding, basic and diluted	4,225,000	—	4,225,000
Basic and diluted net income per share of non-redeemable ordinary shares	$0.42	$(0.06)	$0.36
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

1
0

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

	Three months ended March 31, 2022	For the Period From March 3, 2021 (inception) Through March 31, 2021
Class A Ordinary shares
Numerator: Income allocable to Class A ordinary shares	$6,098,312
Denominator: Basic and diluted weighted average shares outstanding	16,900,000

Basic and diluted net income per share, Class A Common Stock	$0.36

Class B Ordinary shares
Numerator: Income (loss) allocable to Class B ordinary shares	$1,524,578	(13,153)
Denominator: Basic and diluted weighted average shares outstanding	4,225,000	3,750,000

Basic and diluted net loss per share, Class B Common Stock	$0.36	(0.00)

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

1
1

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

1
2

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
Only holders of the Class B ordinary shares will have the right to vote on the election of
d
irectors prior to the Business Combination. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law. In connection with our initial business com bin
ation, the Company may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of this offering.

1
5

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

1
6

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

1
7

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
The following table presents information about the Company’s assets and liabilities that are measured at fair value at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2022	December 31, 2021
Assets:
Investments held in Trust Account	1	$169,022,183	$169,006,966

Liabilities:
Warrant liability – Private Placement Warrants	2	$1,356,388	$5,614,400
Warrant liability – Public Warrants	1	1,796,470	7,436,000
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
As of March 31, 2022 and December 31, 2021, the derivative liability was $3,152,858 and $13,050,400, respectively. In addition, for the three months ended March 31, 2022, the Company recorded $9,897,542 as a
n
unrealized gain on the change in fair value of the derivative warrants in the condensed statements of operations
 ($4,258,012 for Private warrants and $5,639,530 for the
Public warrants), respectively.

1
8

NOTE 11 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events other than below that would have required adjustment or disclosure in the financial statements.

1
9

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
Restatement and Revision of Previously Issued Financial Statements
In this Amendment No. 1 to our Quarterly Report on Form 10-Q, we have restated our unaudited quarterly financial statements as of March 31, 2022 and for the three months ended March 31, 2022, the condensed consolidated balance sheet as of December 31, 2021 (the “Restated Periods”).
In addition, we have restated certain previously reported financial information in the Restated Periods in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
See the Explanatory Note and Note 2 Restatement of Previously Issued Financial Statements in Item 1. Financial Statements, for additional information related to the restatement.
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
For the three months ended March 31, 2022, we had net income of $7,622,890, which primarily consisted of a change in fair value of warrant liabilities of $9,897,542 and interest income of $15,217, partially offset by general and administrative expenses of $2,289,869.
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
For the three months ended March 31, 2022, cash used in operating activities was $927,317, consisting of (i) net income of $7,622,890, as adjusted by a change in fair value of warrant liabilities of $9,897,542 and investment income earned on treasury securities held in the Trust Account of $15,217, and (ii) changes in operating assets and liabilities including prepaid expenses of $127,700 and accounts payable and accrued expenses of $1,234,852.
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
As of March 31, 2022, we had cash of $615,236 and working capital deficit of $1,911,563.
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
filed on July 27, 2021. In addition, management identified errors in the accounting of account payable and accrued expenses in our financial statements as of and for the quarterly period ended March 31, 2022. This material weakness resulted in the restatement in our financial statements as of and for the quarterly period ended March 31, 2022.
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
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form
10-K/A
for the year ended December 31, 2021 filed with the SEC on August 22, 2022. As of the date of this report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A filed with the SEC.

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
Date: August 22, 2022

BLACK SPADE ACQUISITION CO

By:	/s/ Chi Wai Dennis Tam
Name:	Chi Wai Dennis Tam
Title:	Chairman and Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ Francis Chi Yin Ng
Name:	Francis Chi Yin Ng
Title:	President and Chief Financial Officer (Principal Financial and Accounting Officer)