Form 10-Q
period 2022-06-30
Black Spade Acquisition Co
filed 2022-08-22
CIK 1851908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
As of August 19, 2022,
 16,900,000 Class A ordinary shares, par value $0.0001, and 4,225,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

BLACK SPADE ACQUISITION CO
Quarterly Report on Form
10-Q

i

PART I — FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
BLACK SPADE ACQUISITION CO
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:

Cash	$189,886	$1,569,803
Prepaid expenses	79,614	294,062
Other current assets	6,293	—

Total Current Assets	275,793	1,863,865
Investments held in the Trust Account	169,250,397	169,006,966

Total Assets	$169,526,190	$170,870,831

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$2,435,513	$1,458,309
Due to related party	—	27,250

Total Current Liabilities	2,435,513	1,485,559
Derivative warrant liabilities	1,773,668	13,050,400
Deferred underwriting commission	5,915,000	5,915,000

Total liabilities	10,124,181	20,450,959

COMMITMENTS AND CONTINGENCIES
Class A ordinary shares subject to possible redemption; 16,900,000 shares (at $10.00 per share)	169,250,397	169,000,000

Shareholders’ deficit:
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 4,225,000 shares issued and outstanding	422	422
Additional paid-in capital	—	—
Accumulated deficit	(9,848,810)	(18,580,550)

Total Shareholders’ Deficit	(9,848,388)	(18,580,128)

Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$169,526,190	$170,870,831

The accompanying notes are an integral part of these unaudited condensed financial statements

BLACK SPADE ACQUISITION CO
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,	For the Period March 3, 2021 (Inception) Through June 30,
	2022	2021	2022	2021
EXPENSES
Administration fee — related party	$30,000	$—	$60,000	$—
General and administrative	218,157	9,242	2,478,026	22,395

TOTAL EXPENSES	248,157	9,242	2,538,026	22,395

OTHER INCOME
Income earned on Investments held in Trust Account	228,214	—	243,431	—
Change in fair value of derivative warrant liabilities	1,379,190	—	11,276,732	—

TOTAL OTHER INCOME	1,607,404	—	11,520,163	—

Net income (loss)	$1,359,247	$(9,242)	$8,982,137	$(22,395)

Basic and diluted weighted average shares outstanding, redeemable Class A Ordinary Shares	16,900,000		16,900,000

Basic and diluted net income per share of redeemable Class A Ordinary Shares	$0.06		$0.43

Weighted average number of shares of non-redeemable ordinary shares outstanding, basic and diluted	4,225,000	3,750,000	4,225,000	3,750,000

Basic and diluted net income (loss) per share of non-redeemable ordinary shares	$0.06	$(0.00)	$0.43	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements

BLACK SPADE ACQUISITION CO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2022

	Class B Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount
Balance as of January 1, 2022	4,225,000	$422	$—	$(18,580,550)	$(18,580,128)
Measurement adjustment of carrying value to redemption value	—	—	—	(22,183)	(22,183)
Net income	—	—	—	7,622,890	7,622,890

Balance as of March 31, 2022	4,225,000	422	—	(10,979,843)	(10,979,421)
Measurement adjustment of carrying value to redemption value	—	—	—	(228,214)	(228,214)
Net income	—	—	—	1,359,247	1,359,247

Balance as of June 30, 2022	4,225,000	$422	$—	$(9,848,810)	$(9,848,388)

FOR THE PERIOD MARCH 3, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class B Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Equity
	Shares	Amount
Balance as of March 3, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B shares to Sponsor	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	(13,153)	(13,153)

Balance as of March 31, 2021	4,312,500	431	24,569	(13,153)	11,847
Net loss	—	—	—	(9,242)	(9,242)

Balance as of June 30, 2021	4,312,500	$431	$24,569	$(22,395)	$2,605

The accompanying notes are an integral part of these unaudited condensed financial statements

BLACK SPADE ACQUISITION CO
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2022	For the Period From March 3, 2021 (Inception) Through June 30, 2021
Cash Flows From Operating Activities:
Net income (loss)	$8,982,137	$(22,395)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Operating costs paid by related parties	—	6,338
Investment income earned on treasury securities held in the Trust Account	(243,431)	—
Gain on change in fair value of derivative liabilities	(11,276,732)	—
Changes in operating assets and liabilities:
Prepaid expenses	214,448	—
Other current expenses	(6,293)	—
Accounts payable and accrued expenses	977,204	(38,259)

Net Cash Used In Operating Activities	(1,352,667)	(54,316)

Cash Flows From Financing Activities:
Proceeds from related party advances	—	61,496
Repayment of related party advances	(27,250)	—

Net Cash (Used In) From Financing Activities	(27,250)	61,496

Net change in cash	(1,379,917)	7,180
Cash at beginning of year	1,569,803	—

Cash at end of year	$189,886	$7,180

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accrued offering costs	$—	$548,139
Deferred offering costs paid by Sponsor in exchange for Class B ordinary shares	$—	$25,000
Deferred offering costs paid by Sponsor	$—	$20,600
Measurement adjustment of carrying value to redemption value	$250,397	$—
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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from March 3, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Initial Business Combination
While the Company’s management has broad discretion with respect to the specific application of the cash held outside of the Trust Account, substantially all of the net proceeds from the Initial Public Offering and the sale of the Private Placement Warrants, which are placed in the Trust Account, are intended to be applied generally toward completing a Business Combination. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions on the Trust Account). The Company will only complete a Business Combination if the post- transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.00 per Unit sold in the Initial Public Offering, including proceeds of the Private Placement Warrants, will be held in a Trust Account, located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”
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
The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. The per-share amount to be distributed to shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. This ordinary share will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”
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
Going Concern and Management’s Plan
At June 30, 2022, the Company had cash of $189,886
and
a
working capital deficit of
$2,159,720. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. In addition, the Company expects to have negative cash flows from operations as it pursues an initial business combination target. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)
2014-15,
“
Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,”
the Company does not currently have adequate liquidity to sustain operations, which consist solely of pursuing a Business Combination.
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
Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable.
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
In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of June 30, 2022 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2022 not necessarily indicative of the
results to be expected for the full year ending December 31, 2022.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $189,886 and $1,569,803 in cash, outside of the funds held in the Trust Account, as of June 30, 2022 and December 31, 2021, respectively. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.
Investment held in Trust Account
At June 30, 2022 and December 31, 2021, the Company had $169.3 million and $169.0 million in investments held in the Trust Account, respectively. At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in Investment income from the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
Offering Costs associated with a Public Offering
The Company complies with the requirements of the Financial Accounting Standards Board ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “
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
Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are classified as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. Accordingly, as of June 30, 2022 and December 31, 2021, 16,900,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.
At June 30, 2022 and December 31, 2021, the shares of Class A ordinary shares reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$169,000,000
Less:
Proceeds allocated to the Public Warrants	(11,914,500)
Shares of Class A ordinary share issuance costs	(9,329,478)

(21,243,978)
Plus:
Measurement adjustment of carrying value to redemption value	21,243,978

Class A Ordinary Shares subject to possible redemption at December 31, 2021	$169,000,000

Measurement adjustment of carrying value to redemption value	250,397

Class A Ordinary Shares subject to possible redemption at June 30, 2022	$169,250,397

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
The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three months Ended June 30, 2022	Three months ended June 30, 2021
Class A Ordinary shares

Numerator: Income allocable to Class A ordinary shares	$1,087,398
Denominator: Basic and diluted weighted average shares outstanding	16,900,000

Basic and diluted net income per share, Class A ordinary shares	$0.06

Class B Ordinary shares
Numerator: Income (loss) allocable to Class B ordinary shares	$271,849	$(9,242)
Denominator: Basic and diluted weighted average shares outstanding	4,225,000	3,750,000

Basic and diluted net loss per share, Class B ordinary shares	$0.06	$(0.00)

	Six months Ended June 30, 2022	For the Period from March 5, 2021 (inception) through June 30, 2021
Class A Redeemable common stock
Numerator: Income allocable to Class A common stock	$7,185,710
Denominator: Basic and diluted weighted average shares outstanding	16,900,000

Basic and diluted net income per share, Class A Common Stock	$0.43

Class B Non-redeemable common stock
Numerator: Income (loss) allocable to Class B common stock	$1,796,427	$(22,395)
Denominator: Basic and diluted weighted average shares outstanding	4,225,000	3,750,000

Basic and diluted net income (loss) per share, Class B Common Stock	$0.43	$(0.01)

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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “
Fair Value Measurement
,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.
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
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Public Warrants and the Private Placement Warrants are a derivative instrument. As the Public Warrants and the Private Placement Warrants meet the definition of a derivative, the Public Warrants and the Private Placement Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change.
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
(“ASU 2020- 06”)
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
Promissory Note — Related Party
On February 25, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non-interest
bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Promissory Note.
Due to Related Party
In order to finance certain transaction costs in connection the Initial Public Offering, the Sponsor paid certain offering costs on behalf of the Company totaling $100,547 and also advanced the Company $61,496. These amounts are due on demand and non-interest
bearing. During the three months ended March 31, 2022, the Company repaid the outstanding balance in full. As of June 30, 2022 and December 31, 2021, there was $0 and $27,250 due to the related party.
Administrative Services Agreement
Commencing on the date the Units are first listed on NYSE, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2022, the Company recorded $30,000 and $60,000 of fees pursuant to the agreement, respectively. As of June 30, 2022 and December 31, 2021, $115,000 and $55,000 were outstanding and is included in accounts payable and accrued expenses on the condensed balance sheets.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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
NOTE 7 — SHAREHOLDER’S EQUITY
Preference Shares — The Company is authorized to issue 2,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class A Ordinary Shares — The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, 16,900,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.
Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 4,225,000 Class B ordinary shares issued and outstanding.
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
The Company accounts for the 14,830,000
warrants as derivative securities in accordance with the guidance contained in ASC
815-40.
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	June 30, 2022	Level	December 31, 2021
Assets:
Investments held in Trust Account	1	$169,250,397	1	$169,006,966

Liabilities:
Warrant liability — Private Placement Warrants	2	$763,048	2	$5,614,400
Warrant liability — Public Warrants	1	$1,010,620	1	$7,436,000
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
The Warrants are measured at fair value on a recurring basis. As of June 30, 2022 and December 31, 2021, the
Public
Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market. The subsequent measurements of the Private Placement Warrants after the detachment of the Public Warrants from the Units are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.
As of June 30, 2022 and December 31, 2021, the derivative liability was $1,773,668 and $13,050,400, respectively. In addition, for the six months ended June 30, 2022, the Company recorded $11,276,732 as an unrealized gain on the change in fair value of the derivative warrants in the condensed statements of operations ($4,851,352 for Private Warrants and $6,425,380 for the Public Warrants, respectively).
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2022 were organizational activities, those necessary to prepare for and consummate the Initial Public Offering. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating
income in the form of interest income on cash and cash equivalents. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an Initial Business Combination.
For the three months ended June 30, 2022, we had net income of $1,359,247 which primarily consisted of a change in derivative fair value of warrant liabilities of $1,379,190 and income earned on investments held in Trust Account of $228,214 partially offset by general and administrative expenses of $218,157 and administration fee — related party of $30,000. For the three months ended June 30, 2021, we had a net loss of $9,242 which consisted of general and administrative expenses of $9,242.
For the six months ended June 30, 2022, we had net income of $8,982,137 which primarily consisted of a change in fair value of derivative warrant liabilities of $11,276,732 and income earned on investments held in Trust Account of $243,431 partially offset by general and administrative expenses of $2,478,026 and administration fee — related party of $60,000. For the period from March 3, 2021 (inception) through June 30, 2021, we had a net loss of $22,395, which consisted of general and administrative expenses of $22,395.
Liquidity and Capital Resources
Until the closing of the Initial Public Offering, our only source of liquidity was an initial sale of Class B ordinary shares (the “Founder Shares”), par value $0.0001 per share, to our sponsor, Black Spade Sponsor LLC (the “Sponsor”). Our Sponsor also issued an unsecured and noninterest bearing promissory note (the “Promissory Note”) to us, pursuant to which we may borrow up to an aggregate principal amount of $250,000. As of June 30, 2022, there were no amounts outstanding under the Promissory Note.
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
For the six months ended June 30, 2022, net cash used in operating activities was $1,352,667 consisting of (i) net income of $6,803,387, as adjusted by a gain on change in fair value of warrant liabilities of $11,276,732 and investment income earned on treasury securities held in the Trust Account of $243,431, and (ii) changes in operating assets and liabilities including prepaid expenses of $214,448, other current assets of $6,293 and accounts payable and accrued expenses of $977,204. For the period from March 3, 2021 (inception) through June 30, 2021, net cash used in operating activities was $54,316. Net loss of $22,395 and accounts payable and accrued expenses of $38,259 were offset by operating costs paid by related parties of $6,338.
For the six months ended June 30, 2022, cash used in financing activities was $27,250, consisting of the full repayment of the related party payable. For the period March 3, 2021 (inception) through June 30, 2021, the Company received proceeds of $61,496 from Sponsor advances.
As of June 30, 2022, we had marketable securities held in the Trust Account of $169,250,397. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions) net of any redemptions, to complete our Initial Business Combination. We may withdraw interest to pay our taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of June 30, 2022, we had cash of $189,886 held outside the Trust Account. We intend to use the funds held outside the Trust Account following the completion of the Initial Public Offering primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.
As of June 30, 2022, we had cash of $189,886 and a working capital deficit of $2,159,720. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. In addition, the Company expects to have negative cash flows from operations as it pursues an initial business combination target. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company does not currently have adequate liquidity to sustain operations, which consist solely of pursuing a Business Combination.
In order to fund working capital deficiencies or finance transaction costs in connection with an Initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete our Initial Business Combination, we would repay such loaned amounts. In the event that our Initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of June 30, 2022, there were no amounts outstanding under the Working Capital Loans.
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

Off-Balance
Sheet Financing Arrangements
We had no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are classified as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. Given the above, the management determined that to the extent funds are available, shares of the Company’s redeemable equity should be reported as temporary equity. Accordingly, as of June 30, 2022, 16,900,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.
Net income (loss) per share
Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class
method in calculating earnings per share. Ordinary shares subject to possible redemption at June 30, 2022, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Public Offering, (ii) exercise of over-allotment and (iii) Private Placement, since their inclusion would be anti-dilutive under the two-class
method. As a result, diluted earnings per ordinary share is the same as basic earnings per ordinary share for the periods presented. The warrants are exercisable to purchase 14,830,000 Class A ordinary shares in the aggregate.
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
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Public Warrants and the Private Placement Warrants are a derivative instrument. As the Public Warrants and the Private Placement Warrants meet the definition of a derivative, the Public Warrants and the Private Placement Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change.
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
Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of June 30, 2022, our disclosure controls and procedures were not effective due to a material weakness in internal controls over financial reporting related to the lack of ability to account for complex financial instruments and a material weakness in internal controls over financial reporting related to accuracy and completeness of accounting for accounts payable and accrued expenses including contractual arrangement
.

The material weakness related to lack of ability to account for complex financial instruments resulted in the restatement of our previously filed balance sheet as of July 20, 2021 included in exhibit 99.1 to our Form 8-K filed on July 27, 2021 and such material weakness has not been remediated as of June 30, 2022. In addition, management identified errors in the accounting of account payable and accrued expenses in our financial statements as of December 31, 2021 and for the period from March 3, 2021 (inception) through December 31, 2021 and our financial statements as of and for the quarterly period ended March 31, 2022. We filed amendments to our Annual Report on Form 10-K filed with the SEC on February 28, 2022 and our Quarterly Report on Form 10-Q filed with the SEC on May 16, 2022 to restate the affected financial statements.
To address the material weaknesses, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting and to provide processes and controls over the internal communications within the Company, service providers, financial advisors, and independent registered public accounting firm. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. We plan to include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. While we have processes to identify contractual agreements for accruals, we will create additional controls over tracking of accruals on services rendered or products sold to the Company. Under the oversight of the audit committee of the board of directors of the Company (the “Audit Committee”), the Company will enhance and supplement its review process with respect to quarterly and annual provision in terms of the accuracy and completeness of financial positions such as procedures to ensure that accounting periods are closed in a timely manner and controls to support the accuracy of material accruals including those accruals that are highly judgmental in nature. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Other than the foregoing, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the foregoing information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
Except as described above, there was no change in our internal control over financial reporting that occurred during the period from April 1, 2022 through June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form

10-K/A

for the year ended December 31, 2021 filed with the SEC on August 22, 2022. As of the date of this report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A filed with the SEC except as follows.
We have restated our financial statements, which may affect investor confidence, our stock price, our ability to raise capital in the future, our results of operations and financial condition, our ability to complete an initial business combination, and which may result in shareholder litigation.
We have restated financial statements for our financial statements as of December 31, 2021 and for the period from March 3, 2021 (inception) through December 31, 2021 and our financial statements as of and for the quarterly period ended March 31, 2022. Such restatement may have the effect of eroding investor confidence in the Company and our financial reporting and accounting practices and processes, and may negatively impact the trading price of our securities, could have a material adverse effect on our business, results of operations and financial condition, may make it more difficult for us to raise capital on acceptable terms, if at all, and may adversely impact our ability to complete an initial business combination. The restatement and related material weaknesses in our internal control over financial reporting may also result in shareholder litigation.

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
Specifically, our disclosure controls and procedures were not effective due to a material weakness in internal controls over financial reporting related to lack of ability to account for complex financial instruments and a material weakness in internal controls over financial reporting related to accuracy and completeness of accounting for accounts payable and accrued expenses including contractual arrangement. The material weakness related to lack of ability to account for complex financial instruments resulted in the restatement of our previously filed balance sheet as of July 20, 2021 included in exhibit 99.1 to our Form 8-K filed on July 27, 2021. The material weakness related to accuracy and completeness of accounting for accounts payable and accrued expenses including contractual arrangement resulted in the restatement of our financial statements as of December 31, 2021 and for the period from March 3, 2021 (inception) through December 31, 2021 included in our Annual Report on Form 10-K filed with the SEC on February 28, 2022 and our financial statements as of and for the quarterly period ended March 31, 2022 included in our Quarterly Report on Form 10-Q filed with the SEC on May 16, 2022.
Effective internal control over financial reporting is necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weaknesses. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. In order to remediate the material weaknesses, we plan to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting and to provide processes and controls over the internal communications within the Company, service providers, financial advisors and independent registered public accounting firm. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. While we have processes to identify contractual agreements for accruals, we will create additional controls over tracking of accruals on services rendered or products sold to the Company. Under the oversight of the Audit Committee, the Company will enhance and supplement its review process with respect to quarterly and annual provision in terms of the accuracy and completeness of financial positions such as procedures to ensure that accounting periods are closed in a timely manner and controls to support the accuracy of material accruals including those accruals that are highly judgmental in nature.
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
As a result of the material weaknesses and the related restatements, and other matters raised or that may in the future be identified, we face potential for adverse regulatory consequences, including investigations, penalties or suspensions by the SEC or the New York Stock Exchange, litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatements and material weaknesses in our internal control over financial reporting and the preparation of our consolidated financial statements. As of the date of this report, we have no knowledge of any such regulatory consequences, litigation, claim or dispute. However, we can provide no assurance that such regulatory consequences, litigation, claim or dispute will not arise in the future. Any such regulatory consequences, litigation, claim or dispute, whether successful or not, could subject us to additional costs, divert the attention of our management, or impair our reputation. Each of these consequences could have a material adverse effect on our business, results of operations and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
During the quarter ended June 30, 2022, there were no unregistered sales of our equity securities. For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report on Form

10-Q.
During the quarter ended June 30, 2022, we did not repurchase any shares of our equity securities.
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