Form 10-Q
period 2022-09-30
Black Spade Acquisition Co
filed 2022-11-09
CIK 1851908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

.

BLACK SPADE ACQUISITION CO
(Exact name of registrant as specified in its charter)

Cayman Islands	001-40616	N/A
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

Suite 2902, 29/F , The Centrium 60 Wyndham Street, Central Hong Kong		N/A
(Address of principal executive offices)		(Zip Code)
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
November 9
, 2022, 16,900,000 Class A ordinary shares, par value $0.0001, and 4,225,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

BLACK SPADE ACQUISITION CO

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
BLACK SPADE ACQUISITION CO
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(unaudited)

ASSETS
Current Assets:
Cash	$73,882	$1,569,803
Prepaid expenses	22,023	294,062

Total Current Assets	95,905	1,863,865
Investments held in the Trust Account	170,013,217	169,006,966

Total Assets	$170,109,122	$170,870,831

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$2,579,531	$1,458,309
Due to related party	1,594	27,250

Total Current Liabilities	2,581,125	1,485,559
Derivative warrant liabilities	1,705,450	13,050,400
Deferred underwriting commission	5,915,000	5,915,000

Total liabilities	10,201,575	20,450,959
COMMITMENTS AND CONTINGENCIES
Class A ordinary shares subject to possible redemption; 16,900,000 shares (at redemption value)	170,013,217	169,000,000
Shareholders’ deficit:
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 4,225,000 shares issued and outstanding	422	422
Additional paid-in capital	—	—
Accumulated deficit	(10,106,092)	(18,580,550)

Total Shareholders’ Deficit	(10,105,670)	(18,580,128)

Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$170,109,122	$170,870,831

The accompanying notes are an integral part of these unaudited condensed financial statements

BLACK SPADE ACQUISITION CO
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period March 3, 2021 (Inception) Through September 30,
	2022	2021	2022	2021

EXPENSES
Administration fee - related party	$30,000	$25,000	$90,000	$25,000
General and administrative	295,500	6,004,974	2,773,526	6,027,369

TOTAL EXPENSES	325,500	6,029,974	2,863,526	6,052,369

OTHER INCOME
Income earned on Investments held in Trust Account	762,820	1,665	1,006,251	1,665
Transaction costs allocable to derivative warrant liabilities	—	(735,630)	—	(735,630)
Change in fair value of derivative warrant liabilities	68,218	10,138,000	11,344,950	10,138,000

TOTAL OTHER INCOME - NET	831,038	9,404,035	12,351,201	9,404,035

Net income	505,538	3,374,061	$9,487,675	$3,351,666

Basic and diluted weighted average shares outstanding, redeemable Class A Ordinary Shares	16,900,000	12,936,957	16,900,000	5,640,758

Basic and diluted net income per share of redeemable Class A Ordinary Shares	$0.02	$0.20	$0.45	$0.34

Weighted average number of shares of non-redeemable ordinary shares outstanding, basic and diluted	4,225,000	4,257,337	4,225,000	4,288,448

Basic and diluted net income per share of non-redeemable ordinary shares	$0.02	$0.20	$0.45	$0.34

The accompanying notes are an integral part of these unaudited condensed financial statements

BLACK SPADE ACQUISITION CO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount
Balance as of January 1, 2022	4,225,000	$422	$—	$(18,580,550)	$(18,580,128)
Measurement adjustment of carrying value to redemption value	—	—	—	(22,183)	(22,183)
Net income	—	—	—	7,622,890	7,622,890

Balance as of March 31, 2022	4,225,000	422	—	(10,979,843)	(10,979,421)
Measurement adjustment of carrying value to redemption value	—	—	—	(228,214)	(228,214)
Net income	—	—	—	1,359,247	1,359,247

Balance as of June 30, 2022	4,225,000	$422	$—	$(9,848,810)	$(9,848,388)
Measurement adjustment of carrying value to redemption value	—	—	—	(762,820)	(762,820)
Net income	—	—	—	505,538	505,538

Balance as of September 30, 2022	4,225,000	$422	$—	$(10,106,092)	$(10,105,670)

FOR THE PERIOD MARCH 3, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class B Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount
Balance as of March 3, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B shares to Sponsor	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	(13,153)	(13,153)

Balance as of March 31, 2021	4,312,500	431	24,569	(13,153)	11,847
Net loss	—	—	—	(9,242)	(9,242)

Balance as of June 30, 2021	4,312,500	$431	$24,569	$(22,395)	$2,605
Forfeiture of Class B Ordinary Shares	(87,500)	(9)	9	—	—
Class B Ordinary Shares transferred from Sponsor for services	—	—	5,761,500	—	5,761,500
Redemption adjustment of Class A ordinary shares to redemption value	—	—	(5,786,078)	(15,457,900)	(21,243,978)
Net income	—	—	—	3,374,061	3,374,061

Balance as of September 30, 2021	4,225,000	$422	$24,569	$(12,106,234)	$(12,105,812)

The accompanying notes are an integral part of these unaudited condensed financial statements

BLACK SPADE ACQUISITION CO
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2022	For the Period From March 3, 2021 (Inception) Through September 30, 2021

Cash Flows From Operating Activities:
Net income	$9,487,675	$3,351,666
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on treasury securities held in the Trust Account	(1,006,251)	(1,665)
Costs associated with warrant liabilities	—	735,630
Gain on change in fair value of derivative liabilities	(11,344,950)	(10,138,000)
Share-based compensation	—	5,761,500
Changes in operating assets and liabilities:
Prepaid expenses	272,039	(404,384)
Accounts payable and accrued expenses	1,121,222	91,309

Net Cash Used In Operating Activities	(1,470,265)	(603,944)

Cash Flows From Investing Activities:
Cash deposited into the Trust Account	—	(169,000,000)

Net Cash Used In Financing Activities	—	(169,000,000)

Cash Flows From Financing Activities:
Sale of Units in the Initial Public Offering, net of underwriting discount	—	165,620,000
Sale of Private Placement Warrants to the Sponsor	—	6,380,000
Proceeds from related party advances	1,594	—
Repayment of related party advances	(27,250)	—
Payment of offering costs	—	(660,108)

Net Cash (Used In) From Financing Activities	(25,656)	171,339,892

Net change in cash	(1,495,921)
Cash at beginning of year	1,569,803	—

Cash at end of year	$73,882	$1,735,948

Supplemental disclosure of non-cash financing activities:
Deferred offering costs paid by Sponsor in exchange for Class B ordinary shares	$—	$25,000
Deferred offering costs paid by Sponsor	$—	$20,600
Measurement adjustment of carrying value to redemption value	$1,013,217	$—
Deferred underwriting compensation charged to additional paid-in capital in connection with the Initial Public Offering	$—	$5,915,000
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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from March 3, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Going Concern and Management’s Plan
At September 30, 2022, the Company had cash of $73,882 and working capital deficit of $2,485,220. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. In addition, the Company expects to have negative cash flows from operations as it pursues an initial business combination target. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)
2014-15,
“
Disclosu
r
es
of
Uncertainties
about
an
Entity
’
s
Ability
to
Continue
as
a
Going
Concern,
”
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
In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of September 30, 2022 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2022 not necessarily indicative of the results to be expected for the full year ending December 31, 2022.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $73,882 and $1,569,803 in cash, outside of the funds held in the Trust Account, as of September 30, 2022 and December 31, 2021, respectively. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.
Investment held in Trust Account
At September 30, 2022 and December 31, 2021, the Company had $170.0 million and $169.0 million in investments held in the Trust Account, respectively. At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in Investment income from the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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
Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are classified as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. Accordingly, as of September 30, 2022 and December 31, 2021, 16,900,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.
At September 30, 2022 and December 31, 2021, the shares of Class A ordinary shares reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$169,000,000
Less:
Proceeds allocated to the Public Warrants	(11,914,500)
Shares of Class A ordinary share issuance costs	(9,329,478)

(21,243,978)
Plus:
Measurement adjustment of carrying value to redemption value	21,243,978

Class A Ordinary Shares subject to possible redemption at December 31, 2021	$169,000,000

Measurement adjustment of carrying value to redemption value	1,013,217

Class A Ordinary Shares subject to possible redemption at September 30, 2022	$170,013,217

Net income per share
Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class
method in calculating earnings per share. Ordinary shares subject to possible redemption at September 30, 2022, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Public Offering, (ii) exercise of over-allotment and (iii) Private Placement, since their inclusion would be anti-dilutive under the two-class
method. As a result, diluted earnings per ordinary share is the same as basic earnings per ordinary share for the periods presented. The warrants are exercisable to purchase 14,830,000 Class A ordinary shares in the aggregate.
The Company’s statement of operations includes a presentation of income per Class A ordinary share subject to possible redemption in a manner similar to the two-class
method of income per ordinary share. Net income per ordinary share, basic and diluted, for redeemable Class A ordinary share is calculated by dividing the interest income by the weighted average number of redeemable Class A ordinary shares outstanding since original issuance. Net income per ordinary share, basic and diluted, for non-redeemable
Class B ordinary share is calculated by dividing the net income, adjusted for loss attributable to redeemable Class A ordinary shares, by the weighted average number of non-redeemable
Class B ordinary shares outstanding for the periods.
Non-redeemable
Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three months Ended September 30, 2022	Three months ended September 30, 2021
Class A Ordinary shares
Numerator: Income allocable to Class A ordinary shares	$404,430	$2,538,638
Denominator: Basic and diluted weighted average shares outstanding	16,900,000	12,936,957

Basic and diluted net income per share, Class A ordinary shares	$0.02	$0.20

Class B Ordinary shares
Numerator: Income allocable to Class B ordinary shares	$101,108	$835,423
Denominator: Basic and diluted weighted average shares outstanding	4,225,000	4,257,337

Basic and diluted net income per share, Class B ordinary shares	$0.02	$0.20

	Nine months Ended September 30, 2022	For the Period from March 5, 2021 (inception) through September 30, 2021
Class A Redeemable common stock
Numerator: Income allocable to Class A common stock	$7,590,140	$1,904,073
Denominator: Basic and diluted weighted average shares outstanding	16,900,000	5,640,758

Basic and diluted net income per share, Class A Common Stock	$0.45	$0.34

Class B Non-redeemable common stock
Numerator: Income allocable to Class B common stock	$1,897,535	$1,447,593
Denominator: Basic and diluted weighted average shares outstanding	4,225,000	4,288,448

Basic and diluted net income per share, Class B Common Stock	$0.45	$0.34

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
(“ASU 2020- 06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU
2020-06
on January 1, 2021 and the adoption of such did not have
any material impact

on its financial position, results of operations or cash flows.

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
Promissory Note — Related Party
On February 25, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non-interest
bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Promissory Note.
Due to Related Party
In order to finance certain transaction costs in connection the Initial Public Offering and operating costs, the Sponsor paid certain offering and operating costs on behalf of the Company totaling
 $102,146 and also advanced the Company $61,496. These amounts are due on demand and non-interest

bearing. As of September 30, 2022 and December 31, 2021, there was $1,594 and $27,250 due to the related party.

Administrative Services Agreement
Commencing on the date the Units are first listed on NYSE, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2022, the Company recorded $30,000 and $90,000 of fees pursuant to the agreement, respectively. As of September 30, 2022 and December 31, 2021, $145,000 and $55,000 were outstanding and is included in accounts payable and accrued expenses on the condensed balance sheets.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.
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
NOTE 7 — SHAREHOLDER’S EQUITY
Preference Shares — The Company is authorized to issue 2,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class A Ordinary Shares — The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, 16,900,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 4,225,000 Class B ordinary shares issued and outstanding.
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	September 30, 2022	Level	December 31, 2021
Assets:
Investments held in Trust Account	1	$170,013,217	1	$169,006,966
Liabilities:
Warrant liability - Private Placement Warrants	2	$733,700	2	$5,614,400
Warrant liability - Public Warrants	1	$971,750	1	$7,436,000
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
The Warrants are measured at fair value on a recurring basis. The Public Warrants were initially valued using a Modified Monte Carlo Simulation. As of September 30, 2022 and December 31, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market. At initial measurement, the Private Placement Warrants were valued using a Modified Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of our common stock. The expected volatility of the Company’s common stock was determined based on the implied volatility of the Public Warrants.
As of September 30, 2022 and December 31, 2021, the derivative liability was $1,705,450 and $13,050,400, respectively. In addition, for the nine months ended September 30, 2022, the Company recorded $11,344,950 as an unrealized gain on the change in fair value of the derivative warrants in the condensed statements of operations ($4,880,700 for Private Warrants and $6,464,250 for the Public Warrants, respectively). For the three months ended September 30, 2021 and the for the period March 3, 2021 (inception) through September 30, 2021, the Company recorded $10,138,000 as a unrealized gain on the change in fair value of the derivative warrants in the condensed statements of operations.
NOTE 10 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events other than below that would have required adjustment or disclosure in the financial statements.

On October 25, 2022, the Company executed a promissory note with the Sponsor for $600,000. The note may be repaid upon completion of a Business Combination, without interest, or, at the Sponsor’s discretion and may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2022 were organizational activities, those necessary to prepare for and consummate the Initial Public Offering. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on cash and cash equivalents. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an Initial Business Combination.

For the three months ended September 30, 2022, we had net income of $505,538 which primarily consisted of income earned on investments held in Trust Account of $762,820 and a change in fair value of derivative warrant liabilities of $68,218 partially offset by general and administrative expenses of $295,500 and administration fee — related party $30,000. For the three months ended September 30, 2021, we had net income of $3,374,061, which primarily consisted of a change in fair value of derivative warrant liabilities of $10,138,000 and interest income of $1,665 partially offset by operating and formation costs of $6,029,974 and warrant offering costs of $735,630.

For the nine months ended September 30, 2022, we had net income of $9,487,675 which primarily consisted of a change in fair value of derivative warrant liabilities of $11,344,950 and income earned on investments held in Trust Account of $1,006,251 partially offset by general and administrative expenses of $2,773,526 and administration fee — related party of $90,000. For the period from March 3, 2021 (inception) through September 30, 2021, we had net income of $3,351,666, which primarily consisted of a change in fair value of derivative warrant liabilities of $10,138,000 and interest income of $1,665 offset by operating and formation costs of $6,052,369 and warrant offering costs of $735,630.

Liquidity and Capital Resources

Until the closing of the Initial Public Offering, our liquidity needs were satisfied through the receipt of $25,000 from an initial sale of Class B ordinary shares (the “Founder Shares”), par value $0.0001 per share, to our sponsor, Black Spade Sponsor LLC (the “Sponsor”) and an unsecured and noninterest bearing promissory note (the “Promissory Note”) issued by us to the Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $250,000.

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

For the nine months ended September 30, 2022, net cash used in operating activities was $1,470,265 consisting of (i) net income of $9,494,312, as adjusted by a gain on change in fair value of warrant liabilities of $11,344,950 and investment income earned on treasury securities held in the Trust Account of $1,006,251, and (ii) changes in operating assets and liabilities including prepaid expenses of $272,039 and accounts payable and accrued expenses of $1,121,222. For the period from March 3, 2021 (inception) through September 30, 2021, net cash used in operating activities was $603,944, consisting of (i) net income of $3,351,666 as adjusted by a gain on change in fair value of warrant liabilities of $10,138,000 offset by stock-based compensation of $5,761,500 and warrant offering costs of $735,630, and (ii) changes in operating assets and liabilities including cash used in prepaid expenses of $404,384 and accounts payable and accrued expenses of $91,309.

For the period March 3, 2021 (inception) through September 30, 2021, investing activities included the deposit of cash from the proceeds of the Initial Public Offering into the Trust Account of $169,000,000.

For the nine months ended September 30, 2022, net cash used in financing activities was $25,656, consisting of related party advances of $1,599 offset by the repayment of related party advances of $27,250. For the period March 3, 2021 (inception) through September 30, 2021, the Company received proceeds of $165,620,000 (net of underwriter discounts) from the Initial Public Offering, $6,380,000 from the sale of the Private Placement Warrants, which were offset by the repayment of offering costs of $660,108.

As of September 30, 2022, we had marketable securities held in the Trust Account of $170,013,217. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions) net of any redemptions, to complete our Initial Business Combination. We may withdraw interest to pay our taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash of $73,882 held outside the Trust Account. We intend to use the funds held outside the Trust Account following the completion of the Initial Public Offering primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

As of September 30, 2022, we had cash of $73,882 and a working capital deficit of $2,485,220. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its Initial Business Combination. In addition, the Company expects to have negative cash flows from operations as it pursues an initial business combination target. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company does not currently have adequate liquidity to sustain operations, which consist solely of pursuing a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an Initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete our Initial Business Combination, we would repay such loaned amounts. In the event that our Initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2022, there were no amounts outstanding under the Working Capital Loans. On October 25, 2022, we issued an unsecured promissory note in the amount of up to $600,000 to our Sponsor (the “Working Capital Note”). The Working Capital Note does not bear interest and shall be payable in full upon the consummation of an Initial Business Combination. The Sponsor may elect to convert all or any portion of the unpaid principal balance of this Working Capital Note into one or more redeemable warrants (the “Working Capital Warrants”) with each $1.00 of unpaid principal balance being convertible into one Working Capital Warrant. The Working Capital Warrants shall be identical to the Private Placement Warrants.

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

Off-Balance Sheet Financing Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are classified as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. Given the above, the management determined that to the extent funds are available, shares of the Company’s redeemable equity should be reported as temporary equity. Accordingly, as of September 30, 2022, 16,900,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

Net income per share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at September 30, 2022, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Public Offering, (ii) exercise of over-allotment and (iii) Private Placement, since their inclusion would be anti-dilutive under the two-class method. As a result, diluted earnings per ordinary share is the same as basic earnings per ordinary share for the periods presented. The warrants are exercisable to purchase 14,830,000 Class A ordinary shares in the aggregate.

The Company’s statement of operations includes a presentation of income per Class A ordinary share subject to possible redemption in a manner similar to the two-class method of income per ordinary share. Net income per ordinary share, basic and diluted, for redeemable Class A ordinary share is calculated by dividing the interest income by the weighted average number of redeemable Class A ordinary shares outstanding since original issuance. Net income per ordinary share, basic and diluted, for non-redeemable Class B ordinary share is calculated by dividing the net income, adjusted for loss attributable to redeemable Class A ordinary shares, by the weighted average number of non-redeemable Class B ordinary shares outstanding for the periods. Non-redeemable Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

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

Warrant Instruments

The Company will account for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging” whereby under that provision the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of the Public Warrants and the Private Placement Warrants will be estimated using an internal valuation model. The Company’s valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

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

Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of September 30, 2022, our disclosure controls and procedures were not effective due to a material weakness in internal controls over financial reporting related to the lack of ability to account for complex financial instruments and a material weakness in internal controls over financial reporting related to accuracy and completeness of accounting for accounts payable and accrued expenses including contractual arrangement. The material weakness related to lack of ability to account for complex financial instruments resulted in the restatement of our previously filed balance sheet as of July 20, 2021 included in exhibit 99.1 to our Form 8-K filed on July 27, 2021 and such material weakness has not been remediated as of September 30, 2022. In addition, management identified errors in the accounting of account payable and accrued expenses in our financial statements as of December 31, 2021 and for the period from March 3, 2021 (inception) through December 31, 2021 and our financial statements as of and for the quarterly period ended March 31, 2022. We filed amendments to our Annual Report on Form 10-K filed with the SEC on February 28, 2022 and our Quarterly Report on Form 10-Q filed with the SEC on May 16, 2022 to restate the affected financial statements.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from July 1, 2022 through September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K/A for the year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 filed with the SEC on August 22, 2022. As of the date of this report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 except as follows.

We will be a passive foreign investment company, or “PFIC,” if we do not complete a business combination before 2023, which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year that is included in the holding period of a U.S. investor in our Class A ordinary shares or warrants, the U.S. investor may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current taxable year and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception with respect to our taxable year ended December 31, 2021 (see the section of our IPO prospectus captioned “Taxation—United States Federal Income Tax Considerations—Passive Foreign Investment Company Rules”). In order to qualify for the start-up exception, we must complete a business combination before 2023 and we must not be a PFIC for our taxable years ending December 31, 2022 and December 31, 2023. In addition, even if our business combination is completed before 2023, it is possible that the start-up exception will not be available due to the structure or timing of our business combination, which are not known yet. If the completion of a business combination does not occur until after December 31, 2022, the start-up exception will not apply with respect to our taxable year ended December 31, 2021. If we do not qualify for the start-up exception, then we would be a PFIC for our taxable year ended December 31, 2021 and, based on the expected composition of our income and assets, our current taxable year. Our actual PFIC status for any taxable year will not be determinable until after the end of such taxable year (and, in the case of the start-up exception, if applicable, possibly not until after the end of the second taxable year following our 2021 taxable year). A U.S. shareholder (but not warrant holder) may be able to mitigate the adverse U.S. federal income tax consequences under the PFIC rules by making a timely “qualified electing fund,” or “QEF,” election with respect to our Class A ordinary shares to include in its income the U.S. shareholder’s pro rata share of our earnings on a current basis, whether or not they are distributed. We will endeavor to provide a PFIC Annual Information Statement (which we may post on our website) in order to enable U.S. shareholders to make and maintain a QEF election. However, there can be no assurance that we will timely provide the required information necessary to make a QEF election for any taxable year, and such election would be unavailable with respect to our warrants in all cases. U.S. investors should consult their tax advisers regarding the possible application of the PFIC rules and, in the case of U.S. shareholders, the effect of any QEF election. For a more detailed explanation, see the section of our IPO prospectus under the caption “Taxation—United States Federal Income Tax Considerations—Passive Foreign Investment Company Rules.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

During the quarter ended September 30, 2022, there were no unregistered sales of our equity securities. For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

During the quarter ended September 30, 2022, we did not repurchase any shares of our equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description of Exhibit

10.1*	Promissory Note dated October 25, 2022, issued by Black Spade Acquisition Co to Black Spade Sponsor LLC

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
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

Date: November 9, 2022

BLACK SPADE ACQUISITION CO

By:	/s/ Chi Wai Dennis Tam
	Name:	Chi Wai Dennis Tam
	Title:	Chairman and Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ Francis Chi Yin Ng
	Name:	Francis Chi Yin Ng
	Title:	President and Chief Financial Officer (Principal Financial and Accounting Officer)