Form 10-K
period 2022-12-31
Black Spade Acquisition Co
filed 2023-03-10
CIK 1851908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

.
Commission File Number
001-40616

BLACK SPADE ACQUISITION CO
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Suite 2902, 29/F, The Centrium 60 Wyndham Street, Central Hong Kong	N/A
(Address of Principal Executive Offices)	Zip Code
Registrant’s telephone number, including area code: +852 3955 1316

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A ordinary shares, par value $0.0001 per share	BSAQ	The New York Stock Exchange
Redeemable warrants, each warrant exercisable for one Class A ordinary share at an exercise price of $11.50	BSAQWS	The New York Stock Exchange
Units, each consisting of one Class A ordinary share and one half redeemable warrant	BSAQU	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes  ☒    No  ☐
As of June 30, 2022 (the last business day of the registrant’s second fiscal quarter), the aggregate market value of the Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A ordinary shares on June 30, 2022, as reported on the NYSE, was $163,761,000.
As of March 9, 2023,
16,900,000
 Class A ordinary shares, par value $0.0001, and
4,225,000
 Class B ordinary shares, par value $0.0001, were issued and outstanding, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
None.

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

“Companies Act” are to the Companies Act (2023 Revision) of the Cayman Islands as the same may be amended from time to time;

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

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report on Form 10-K are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

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

iii

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

•

The COVID-19 pandemic and the impact on business and debt and equity markets could have a material adverse effect on our search for a business combination, and any target business with which we ultimately complete a business combination.

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

PART I

Item 1. Business

We are a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us.

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

Company History

On March 4, 2021, our sponsor purchased an aggregate of 5,750,000 Class B ordinary shares (our “founder shares”) for an aggregate purchase price of $25,000, or approximately $0.004 per share. On June 28, 2021, our sponsor surrendered and forfeited 1,437,500 founder shares for no consideration, following which our sponsor holds 4,312,500 founder shares. On July 13, 2021, our sponsor transferred an aggregate of 950,000 of its founder shares to our directors, officers, advisory committee members and certain employees of sponsor’s affiliates. In connection with the partial exercise of underwriters’ over-allotment option in the IPO, 87,500 founder shares were forfeited resulting in our initial shareholders to hold an aggregate of 4,225,000 founder shares. Our founder shares will automatically convert into Class A ordinary shares, on a one-for-one basis, upon the completion of a business combination. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the issued and outstanding ordinary shares upon completion of the initial public offering (the “IPO”).

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

Each of our directors and officers presently has, and in the future may further have, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other unless such opportunity is expressly offered to such person in their capacity as a director or officer of the company and the opportunity is one the company is legally and contractually permitted to undertake and would otherwise be reasonable for the company to pursue. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

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

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment banks and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Annual Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. We may engage our sponsor or an affiliate of our sponsor for advisory or other services in connection with our initial business combination and may pay such person or entity a salary or fee in an amount that constitutes a market standard fee for comparable transactions. Any such payments prior to our initial business combination will be made from funds held outside the trust account. Other than the foregoing, there will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our sponsor, officers or directors, or any affiliate of our sponsor or officers prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

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

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open-market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and NYSE rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

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

Limitations on Redemptions

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceeds the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of our initial public offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

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

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceeds the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of our initial public offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

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

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Marcum Asia CPAs LLP, our independent registered public accounting firm, and the underwriters of our initial public offering will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

The COVID-19 pandemic and the impact on business and debt and equity markets could have a material adverse effect on our search for a business combination, and any target business with which we ultimately complete a business combination.

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

Our initial shareholders own 20% of the sum of our issued and outstanding ordinary shares immediately following the completion of our initial public offering (assuming our initial shareholders do not purchase any units in our initial public offering). Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of shareholders holding a majority of the shares which, being so entitled, are voted thereon in person or by proxy at a quorate general meeting of the company or a unanimous written resolution of all of our shareholders entitled to attend and vote at a general meeting of the company, including the founder shares. As a result, in addition to our initial shareholders’ founder shares, we would need 6,337,501, or 37.5% (assuming all issued and outstanding shares are voted), or 1,056,251, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 16,900,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution passed by the affirmative vote of shareholders holding a majority of not less than two thirds of the shares which, being so entitled, are voted thereon in person or by proxy at a quorate general meeting of the company or by a unanimous written resolution of all of our shareholders entitled to vote at a general meeting of the company. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive an ordinary resolution, being the requisite shareholder approval for such initial business combination.

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

Our units, Class A ordinary shares and warrants are currently listed on the NYSE. Although we expect to meet, on a pro forma basis, the minimum initial listing standards set forth in the NYSE listing standards, we cannot assure you that our securities will be, or will continue to be, listed on NYSE in the future or prior to our initial business combination. In order to continue listing our securities on NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market capitalization (generally $50,000,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NYSE’s initial listing requirements, which are more rigorous than NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on NYSE. For instance, our share price would generally be required to be at least $4.00 per share, the aggregate market value of publicly held shares would be required to be at least $100.0 million and we would be required to have at least 400 round lot shareholders. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

As of December 31, 2022, we had $27,316 of cash and a working capital deficit of $2,347,560. Further, we have incurred and expect to continue to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. In addition, the company expects to have negative cash flows from operations as it pursues an initial business combination target. Management’s plans to address this need for capital through our initial public offering are discussed in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to consummate our initial public offering or our inability to continue as a going concern.

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

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Marcum Asia CPAs LLP, our independent registered public accounting firm, and the underwriters of our initial public offering will not execute agreements with us waiving such claims to the monies held in the trust account.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,

•	each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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

We believe that we were a passive foreign investment company, or “PFIC,” for our 2021 and 2022 taxable years, and we may also be a PFIC for our current taxable year, which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. investor in our Class A ordinary shares or warrants, the U.S. investor may be subject to adverse U.S. federal income tax consequences and additional reporting requirements. We believe that we did not qualify for the PFIC “start-up exception” (as described in our IPO prospectus under the caption “Taxation—United States Federal Income Tax Considerations—Passive Foreign Investment Company Rules”) for our taxable year ended December 31, 2021. Therefore, we believe that we were a PFIC for our taxable years ended December 31, 2021 and December 31, 2022. In addition, even if our business combination is completed during our current taxable year, it is possible that we will be a PFIC for our current taxable year depending on the timing and structure of the business combination and the nature of the income, assets and activities of the company with which we combine, the details of which are currently unknown. If we are a PFIC during any taxable year during which a U.S. investor owns our Class A ordinary shares or warrants, we will generally continue to be treated as a PFIC with respect to such U.S. investor’s Class A ordinary shares or warrants even if we are not a PFIC for any subsequent taxable year, unless the U.S. investor makes a “deemed sale” election.

A U.S. shareholder (but not warrant holder) that made a timely “qualified electing fund”, or “QEF,” election with respect to our Class A ordinary shares may be able to mitigate the adverse U.S. federal income tax consequences under the PFIC rules by including in its income the U.S. shareholder’s pro rata share of our earnings on a current basis, whether or not they are distributed. We provided a PFIC annual information statement (which we posted on our website) in order to enable our U.S. shareholders to make and maintain QEF elections with respect to our 2021 taxable year, and we will endeavor to provide such statement with respect to our 2022 taxable year (which we may post on our website) upon request. However, there can be no assurance that we will timely provide the required information to make a QEF election, and such election would be unavailable with respect to our warrants in all cases.

We urge U.S. investors to consult their tax advisers regarding the application of the PFIC rules, and the availability, advisability and consequences of making any election that may be available under the PFIC rules (including the possible combination of a “deemed sale” and QEF election with respect to our Class A ordinary shares, if a timely QEF election had not been made previously). For a more detailed explanation of these and other elections, as well as other aspects of the PFIC rules, see the section of our IPO prospectus under the caption “Taxation—United States Federal Income Tax Considerations—Passive Foreign Investment Company Rules.”

There can be no assurance that we will not be subject to a U.S. Excise Tax in connection with redemptions of our Class A Ordinary Shares in certain circumstances.

The U.S. Inflation Reduction Act of 2022 generally imposes a 1% excise tax on the fair market value of certain repurchases of stock (net of the fair market value of certain new stock issuances) by “covered corporations” beginning in 2023 (the “U.S. Excise Tax”). The tax is imposed on the repurchasing corporation itself, not its stockholders. Subject to certain exceptions, the U.S. Excise Tax is imposed on publicly traded U.S. corporations. Because we are a “blank check” Cayman Islands corporation with no subsidiaries or previous merger or acquisition activity, we are not currently a “covered corporation” for this purpose. However, a repurchase of our stock that occurs in connection with a business combination with a U.S. target company might be subject to the U.S. Excise Tax, depending on the structure of the business combination and other transactions that might occur during the relevant year. The U.S. Treasury has been given authority to issue regulations or other guidance to carry out, and to prevent the avoidance of, the U.S. Excise Tax. The U.S. Treasury and Internal Revenue Service recently issued preliminary guidance regarding the application of this U.S. Excise Tax, but there can be no assurance that this guidance will be finally adopted in its current form.

An investment in our securities may result in uncertain U.S. federal income tax consequences.

An investment in our securities may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units we issued in our initial public offering, the allocation an investor makes with respect to the purchase price of units between the underlying Class A ordinary shares and the warrants could be challenged by the IRS or courts. In addition, the U.S. federal income tax consequences of a cashless exercise of our warrants are unclear under current law. It is also unclear whether the redemption rights with respect to our ordinary shares suspend the running of a U.S. investor’s holding period for purposes of determining whether any dividend we pay would be considered “qualified dividend income” for U.S. federal income tax purposes. For a more detailed explanation of these and other uncertainties relating to the U.S. federal income tax consequences of owning our Class A ordinary shares or warrants, see the section of our IPO prospectus under the caption “Taxation—United States Federal Income Tax Considerations.”.

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

The net proceeds from our initial public offering and the private placement of warrants provide us with $163,085,000 that we may use to complete our initial business combination (after taking into account the $5,915,000 deferred underwriting commissions being held in the trust account).

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

As of December 31, 2022, our initial shareholders own 20% of the sum of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any units in our initial public offering or if our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our sponsor, is and will be elected as a single class and serve for a concurrent term for two years. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors are likely to continue in office until at least the completion of the business combination. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination. Prior to the initial business combination, only holders of Class B ordinary shares will have the right to vote on any resolution of shareholders to appoint or remove directors.

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

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

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

If (i) we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our initial shareholders or their affiliates, without taking into account any founder shares held by our initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination, and (iii) the volume-weighted average trading price of our Class A ordinary shares during the 20-trading-day period starting on the trading day prior to the day on which we complete our initial business combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively. This may make it more difficult for us to consummate an initial business combination with a target business.

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

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the staff of the SEC issued a statement (the “SEC Statement”) regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”), wherein the staff of the SEC expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our warrants, and pursuant to the guidance in ASC 815, Derivatives and Hedging (“ASC 815”), determined the warrants should be classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statement of operations.

As a result of the recurring fair value measurement, our financial statements may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

As described elsewhere in this Annual Report on Form 10-K, we have identified two material weaknesses in our internal control over financial reporting. The material weakness related to the lack of ability to account for complex financial instruments resulted in the restatement of our previously filed balance sheet as of July 20, 2021 included in exhibit 99.1 to our Current Report on Form 8-K filed on July 27, 2021. See Note 2 of the notes to the financial statements included in our Quarterly Report on Form 10-Q filed on November 16, 2021. The material weakness related to accuracy and completeness of accounting for accounts payable and accrued expenses including contractual arrangement resulted in the restatement of our financial statements as of December 31, 2021 and March 31, 2022, as well as for the period from March 3, 2021 (inception) through December 31, 2021 and the quarterly period ended March 31, 2022. As a result of the material weaknesses, our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2022.

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

In order to remediate the material weaknesses, we plan to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting and to provide processes and controls over the internal communications within the company, financial advisors and independent registered public accounting firm. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. While we have processes to identify contractual agreements for accruals, we will create additional controls over tracking of accruals on services rendered or products sold to the company. Under the oversight of our audit committee, the company will enhance and supplement its review process with respect to quarterly and annual provision in terms of the accuracy and completeness of financial positions such as procedures to ensure that accounting periods are closed in a timely manner and controls to support the accuracy of material accruals including those accruals that are highly judgmental in nature.

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

As a result of the material weaknesses and the related restatements due to the change in the accounting for the Class A ordinary shares and other reclassification adjustments on the balance sheet, and other matters raised or that may in the future be identified, we face potential for adverse regulatory consequences, including investigations, penalties or suspensions by the SEC or the New York Stock Exchange, litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatements and material weaknesses in our internal control over financial reporting and the preparation of our consolidated financial statements. As of the date hereof, save as disclosed elsewhere in this report, we have no knowledge of any such regulatory consequences, litigation, claim or dispute. We can provide no assurance that such regulatory consequences, litigation, claim or dispute will not arise in the future. Any such regulatory consequences, litigation, claim or dispute, whether successful or not, could subject us to additional costs, divert the attention of our management, or impair our reputation. Each of these consequences could have a material adverse effect on our business, results of operations and financial condition.

We have restated our financial statements, which may affect investor confidence, our stock price, our ability to raise capital in the future, our results of operations and financial condition, our ability to complete an initial business combination, and which may result in shareholder litigation.

We have restated financial statements for our financial statements as of December 31, 2021 and March 31, 2022, as well as for the period from March 3, 2021 (inception) through December 31, 2021 and the quarterly period ended March 31, 2022. Such restatement may have the effect of eroding investor confidence in the company and our financial reporting and accounting practices and processes, and may negatively impact the trading price of our securities, could have a material adverse effect on our business, results of operations and financial condition, may make it more difficult for us to raise capital on acceptable terms, if at all, and may adversely impact our ability to complete an initial business combination. The restatement and related material weaknesses in our internal control over financial reporting may also result in shareholder litigation.

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

Item 2. Properties

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

The Company received an informal inquiry from the staff of the Division of Enforcement of the United States Securities and Exchange Commission in a letter dated January 11, 2023, in relation to the circumstances surrounding the filing of the Form NT 10-Q filed by the Company on August 15, 2022. The Company has been and intends to continue cooperating fully with the SEC in connection with this inquiry.

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

(b) Holders

On March 9, 2022, there were one holder of record of our units, one holder of record of our Class A ordinary shares, fifteen holder of our Class B ordinary shares and two holders of record of our warrants.

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

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants.

•	Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2022 were organizational activities, those necessary to identify a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities after our initial public offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the year ended December 31, 2022, we had net income of $12,018,933 which primarily consisted of income earned on investments held in trust account of $2,435,899, a change in fair value of derivative warrant liabilities of $12,308,900 and a change in fair value of the note payable of $564,848; partially offset by general and administrative expenses of $3,170,714 and administration fee — related party $120,000.

For the period from March 3, 2021 (inception) through December 31, 2021, we had a net loss of $3,578,400 which primarily consisted of operating and formation costs of $8,093,836, administration fee — related party $55,000 and warrant offering costs $735,630; partially offset by a change in fair value of warrant liabilities of $5,244,100 and interest income of $6,966.

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

For the year ended December 31, 2022, net cash used in operating activities was $2,115,683 consisting of (i) net income of $12,018,933, as adjusted by a gain on change in fair value of warrant liabilities of $12,308,900, a gain on change in fair value of the sponsor note payable of $564,848 and investment income earned on treasury securities held in the trust account of $2,435,899, and (ii) changes in operating assets and liabilities including prepaid expenses of $28,747 and accounts payable and accrued expenses of $1,146,284. For the period from March 3, 2021 (inception) through December 31, 2021, net cash used in operating activities was $797,339, consisting of (i) net income of $3,578,400 as adjusted by a gain on change in fair value of warrant liabilities of $5,244,100 offset by stock-based compensation of $6,217,250 and warrant offering costs of $735,630, and (ii) changes in operating assets and liabilities including cash used in prepaid expenses of $294,062 and accounts payable and accrued expenses of $1,373,309.

For the year ended December 31, 2022, net cash used in investing activities was nil. For the period from March 3, 2021 (inception) through December 31, 2021, investing activities included the deposit of cash from the proceeds of the Initial Public Offering into the trust account of $169,000,000.

For the year ended December 31, 2022, net cash provided by financing activities was $573,196, consisting of related party advances of $2,040 and proceeds received from the sponsor note payable of $600,000; partially offset by the repayment of related party advances of $28,844. For the period from March 3, 2021 (inception) through December 31, 2021, the Company received proceeds of $165,620,000 (net of underwriter discounts) from the Initial Public Offering, $6,380,000 from the sale of the Private Placement Warrants and $27,250 of related party advances, which were offset by the repayment of offering costs of $660,108.

As of December 31, 2022, we had marketable securities held in the trust account of $171,442,865. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (excluding deferred underwriting commissions) net of any redemptions, to complete our initial business combination. We may withdraw interest to pay our taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we had cash of $27,316 held outside the trust account. We intend to use the funds held outside the trust account following the completion of the initial public offering primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

As of December 31, 2022, we had cash of $27,316 and a working capital deficit of $2,347,560. The company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. In addition, the company expects to have negative cash flows from operations as it pursues an initial business combination target. In connection with the company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the company does not currently have adequate liquidity to sustain operations, which consist solely of pursuing a business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. On October 25, 2022, we issued an unsecured promissory note in the amount of up to $600,000 to our sponsor (the “First Working Capital Note”). On February 3, 2023, we issued an unsecured promissory note in the amount of up to $550,000 to our sponsor (the “Second Working Capital Note”, together with the First Working Capital Note, the “Working Capital Notes”). The Working Capital Notes do not bear interest and shall be payable in full upon the consummation of an initial business combination. The sponsor may elect to convert all or any portion of the unpaid principal balance of the Working Capital Notes into one or more redeemable warrants (the “Working Capital Warrants”) with each $1.00 of unpaid principal balance being convertible into one Working Capital Warrant. The Working Capital Warrants shall be identical to the private placement warrants. As of December 31, 2022, there was $600,000 in borrowings outstanding under the First Working Capital Note.

While the Company expects to have sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. Additionally, management has determined that the Combination Period (July 20, 2023) is less than one year from the date of the issuance of the financial statements. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to raise additional capital (to the extent ultimately necessary) or to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As is customary for a special purpose acquisition company, if the Company is not able to consummate a Business Combination during the Combination Period, it will cease all operations and redeem the Public Shares. Management plans to continue its efforts to consummate a Business Combination during the Combination Period.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

We had an agreement to pay our sponsor a monthly fee of up to $10,000 for office space, utilities and secretarial and administrative support provided to the company. We began incurring these fees on July 15, 2021 and will continue to incur these fees monthly until the earlier of the completion of our initial business combination and our liquidation.

On October 25, 2022, we issued the First Working Capital Note in the amount of up to $600,000 to our sponsor. The First Working Capital Note does not bear interest and shall be payable in full upon the consummation of an initial business combination. As of December 31, 2022, there was $600,000 outstanding under the First Working Capital Note. On February 3, 2023, we issued the Second Working Capital Note in the amount of up to $550,000 to our sponsor.

The underwriters are entitled to a deferred fee of $0.35 per unit, or $5,915,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that the company completes a business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. For the period of this financial statements, the management exercised a significant judgment in estimating the fair value of its warrant liabilities and convertible promissory note. The actual results could differ significantly from those estimates including the estimate of the fair value of its warrant liabilities, and founder shares to the Company’s directors, officers, advisory committee members and certain employees of Sponsor’s affiliates.

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are classified as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. Given the above, the management determined that to the extent funds are available, shares of the Company’s redeemable equity should be reported as temporary equity. Accordingly, as of December 31, 2022, 16,900,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net income (loss) per share

Net income (loss) per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at December 31, 2022, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income (loss) per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Public Offering, (ii) exercise of over-allotment and (iii) Private Placement, since their inclusion would be anti-dilutive under the two-class method. As a result, diluted earnings per ordinary share is the same as basic earnings per ordinary share for the periods presented. The warrants are exercisable to purchase 14,830,000 Class A ordinary shares in the aggregate.

The Company’s statement of operations includes a presentation of income (loss) per Class A ordinary share subject to possible redemption in a manner similar to the two-class method of income per ordinary share. Net income per ordinary share, basic and diluted, for redeemable Class A ordinary share is calculated by dividing the interest income by the weighted average number of redeemable Class A ordinary shares outstanding since original issuance. Net income per ordinary share, basic and diluted, for non-redeemable Class B ordinary share is calculated by dividing the net income, adjusted for loss attributable to redeemable Class A ordinary shares, by the weighted average number of non-redeemable Class B ordinary shares outstanding for the periods. Non-redeemable Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

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

Warrant Instruments

The Company will account for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging” whereby under that provision the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The Public Warrants are valued based on quoted market prices and Private Placement Warrants are valued based on the Public Warrants price as there is the make whole provision in warrant agreement.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

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

Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of December 31, 2022, our disclosure controls and procedures were not effective due to the material weaknesses in internal controls over financial reporting related to the lack of ability to account for complex financial instruments and accuracy and completeness of accounting for accounts payable and accrued expenses including contractual arrangement. Management identified errors in its historical financial statements related to the accounting for the Class A ordinary shares and other reclassification adjustments on the balance sheet. Because the Class A ordinary shares issued in the IPO can be redeemed or become redeemable subject to the occurrence of future events considered outside of the company’s control, the company should have classified all of these redeemable shares in temporary equity and re-measured these redeemable shares to their redemption value (i.e., $10.00 per share) as of the end of the first reporting period after the date of the company’s IPO. The material weakness related to the lack of ability to account for complex financial instruments resulted in the restatement of our previously filed balance sheet as of July 20, 2021 included in exhibit 99.1 to our Current Report on Form 8-K filed on July 27, 2021. See Note 2 of the notes to the financial statements included in our Quarterly Report on Form 10-Q filed on November 16, 2021. In addition, management identified errors in the accounting of account payable and accrued expenses in our financial statements as of December 31, 2021 and for the period from March 3, 2021 (inception) through December 31, 2021 and our financial statements as of and for the quarterly period ended March 31, 2022. The material weakness related to accuracy and completeness of accounting for accounts payable and accrued expenses including contractual arrangement resulted in the restatement of our financial statements as of December 31, 2021 and March 31, 2022, as well as for the period from March 3, 2021 (inception) through December 31, 2021 and the quarterly period ended March 31, 2022. We filed amendments to our Annual Report on Form 10-K filed with the SEC on February 28, 2022 and our Quarterly Report on Form10-Q filed with the SEC on May 16, 2022 to restate the affected financial statements.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management utilized the criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting for the period covered by this report. Based on our assessment, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, our internal control over financial reporting was not effective as of December 31, 2022, as detailed above.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Name	Age	Title
Dennis Tam	53	Executive Chairman of the Board and Co-Chief Executive Officer
Kester Ng	55	Director and Co-Chief Executive Officer
Francis Ng	37	President, Director and Chief Financial Officer
Russell Galbut	70	Director
Robert Moore	60	Director
Patsy Chan	58	Director
Sammy Hsieh	50	Director

Dennis Tam, or Chi Wai Dennis Tam, our Chairman and Co-Chief Executive Officer, serves as President and CEO of Black Spade Capital with more than 25 years of experience in corporate finance, accounting, financial control and mergers & acquisitions. Prior to joining Black Spade, Mr. Tam was the Group Finance Director and Head of Human Resources and Administration of Melco International from 2006 to 2017. He has also held senior management positions with various local listed and multinational companies throughout his career. He has been the chairman of the board for Greater China for the Institute of Certified Management Accountants, Hong Kong Branch since 2014, a member of the Institute of Public Accountants since 2013, a member of CPA Australia since 2000. Mr. Tam was awarded “Asia’s Best CFO (Investor Relations)” at the Asian Excellence Awards by Corporate Governance Asia magazine in 2014, 2015, 2017 and 2018. Mr. Tam obtained his Master Degree in Accounting from Monash University, and was trained at Harvard Business School in Boston, Massachusetts.

Kester Ng, or Shing Joe Kester Ng, our Co-Chief Executive Officer, also serves as the Chief Executive Officer of GRE Investment Advisors Limited, a company providing Private Equity investment advisory and asset management services to institutions, ultra-high net worth individuals and family offices. GRE is licensed by the Hong Kong Securities & Futures Commission (“SFC”) to provide investment advisory and asset management services, under type 4 (Advising on Securities) and Type 9 (Asset Management) licenses. Mr. Ng is also a Managing Director of the NM Strategic Focus Fund I and II, which are both private equity funds with a focus on making direct investments and providing growth capital to companies in the areas of technology, fintech, health care and consumer services in the Greater China region. Private Equity Investee companies include the likes of Lufax (“LU US EQUITY”) and Ping An Health and Technology (“1833 HK”). Before joining GRE Investment Advisors Limited in 2014, Mr. Ng worked at J.P. Morgan from 2006 to 2013 where he was the Chairman and Head of Equity Capital & Derivatives Markets for the whole Asia Pacific region, responsible for raising capital for both public and private companies via initial public offerings, equity-linked offerings and pre-IPO transactions. Prior to J.P. Morgan, Mr. Ng served as the Managing Director and Head of Greater China Equity Capital Markets at Merrill Lynch and worked there from 1995 to 2006 in London and Hong Kong. Over his professional career, Mr. Ng is one of the most senior ECM bankers in the Asia Pacific Region, having completed a significant number of IPOs, equity and equity-linked transactions. His experience includes more than 100 IPOs, pre-IPOs and equity linked transactions for Greater China companies, raising over $100 billion on the major stock exchanges globally, including Hong Kong, NYSE, NASDAQ, London and Singapore. He completed the Agricultural Bank of China’s $22 billion dual listed Hong Kong and Shanghai IPO in 2010, which was the largest IPO globally ever at the time. Mr. Ng also served as a director of the boards of both J.P Morgan Securities (Asia Pacific) Limited and J.P. Morgan Broking (Hong Kong) Limited. In addition, he also previously served as a Hong Kong SFC Responsible Officer as well as a Hong Kong Monetary Authority Executive Officer. Mr. Ng has a Bachelor of Medicine Degree from the University of Nottingham Medical School, United Kingdom.

Francis Ng, or Francis Chi Yin Ng, our President and Chief Financial Officer, has over 13 years of financial fixed income and real estate investment experience globally, and has invested over $500 million across different types of capital structure transactions including structured financing, mezzanine debt and distressed assets. Mr. Ng is currently the Managing Director and Chief Investment Officer at Pacific Aegis Capital Management (HK) Limited, a Hong Kong based investment firm that specialises in real estate private credit and private equity investments globally (collectively with its affiliates, “Pacific Aegis Group”). Mr. Ng has been serving as a director in the Pacific Aegis Group since 2018. Prior to his role in the Pacific Aegis Group, Mr. Ng served as the Vice President of Tianli Financial Holdings from 2017 to 2018 where he was responsible for co-managing the company’s $400 million Global Private Debt Fund. Prior to his role at Tianli Financial Holdings, he was the Vice President at SBI Hong Kong Holdings Co., Limited, a Hong Kong subsidiary of SBI Group (known as Softbank Investment Corporation until 2006) from 2014 to 2016. Before joining SBI Group, Mr. Ng held various roles at J.P. Morgan Asset Management from 2011 to 2012 and UBS AG from 2008 to 2011. Mr. Ng holds a Bachelor of Business Administration in Airport Management and Bachelor of Science in Aeronautics from the University of North Dakota. He also holds a Master of Business Administration from the Hong Kong University of Science and Technology. He is a Certified Management Accountant, a Fellow of the Institute of Financial Accountants, and a Fellow of the Institute of Public Accountants.

Russell Galbut, or Russell William Galbut has served as our independent director since July 2021. Mr. Galbut currently serves as the Chairman of the board of directors of Norwegian Cruise Line Holdings, a leading cruise line operator listed on the New York Stock Exchange, for which he has served as an independent director since November 2015. Mr. Galbut is the Co-Founder and Managing Principal of Crescent Heights, a leading urban real estate firm, specializing in the development, ownership, and operation of architecturally distinctive, mixed-use high-rises in major cities across the United States. Prior to founding Crescent Heights in 1989, he served as a senior real estate consultant at Laventhal and Horwath for two years. Mr. Galbut also serves on the Dean’s Advisory Board for the Cornell University School of Hotel Administration.

Robert Moore, or Robert Steven Moore has served as our independent director since July 2021. Mr. Moore is the Co-Founder and Managing Partner of Phoenix 1 Esports LLC, an e-sports organization which scouts and develops elite talent to compete in world-class tournaments under the Sentinel team brand. Prior to co-founding P1 Esports LLC in 2016, he served as President of Paramount Pictures Corporation from 2005 to 2009 and as Vice Chairman from 2009 to 2016. Prior to joining Paramount Pictures Corporation, he was a founding partner at Revolution Studios, an independent production company, which he co-founded in 2000. Prior to JR Motion Picture Company, LLC, Mr. Moore spent 13 years at Walt Disney Pictures and Television beginning in 1987, where he last served as Executive Vice President and Chief Financial Officer. Mr. Moore holds a Bachelor’s degree, Magna Cum Laude, in Accounting from Pepperdine University.

Patsy Chan, or Po Yi Patsy Chan has served as our independent director since July 2021. Ms. Chan is the Chief Executive Officer of North East Asia, Richemont Asia Pacific Limited, where she is responsible for overseeing the Hong Kong, Macau and Taiwan operations of Richemont Luxury Group, a leading luxury goods company which owns brands such as Cartier, Piaget and Montblanc. Prior to her 25-year tenure at Richemont Luxury Group, Ms. Chan served as the financial controller at Marsh & McLennan, a global professional services firm. Ms. Chan has been a Certified Practising Accountant of CPA Australia since 1992. Ms. Chan holds a Bachelor Degree of Commerce in Accounting from the University of New South Wales and has completed the Luxury Brand Management Executive Program at ESSEC Business School.

Sammy Hsieh, or Wing Hong Sammy Hsieh has served as our independent director since July 2021. Mr. Hsieh is the Founder for iClick Interactive Asia Group Limited, a leading independent online marketing and enterprise data solutions provider in China listed on the NASDAQ. Prior to founding iClick Interactive Limited in 2009, he served as the General Manager of the Asia Pacific region for Efficient Frontier, a firm which was acquired by Adobe Systems in 2011, from 2008 to 2009. Prior to his role at Efficient Frontier, he was a Director of Search Marketing for Yahoo Hong Kong from 2000 to 2008, where he led and managed the company’s business operations including sales, marketing, business development and product management. Mr. Hsieh holds a Bachelor’s degree in Economics from the University of California, Los Angeles.

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

Ms. Liu is also the Chairman, President and Chief Executive Officer of D and Z Media Acquisition Corp., a special purpose acquisition company listed on the New York Stock Exchange in January 2021. Prior to her role at the New York Stock Exchange, Ms. Liu served as the Founder and CEO of Radiate, an online, subscription-based ed-tech content company for millennial managers and executives, from 2016 to 2018. She scaled the ed-tech platform from concept to more than 20,000 monthly active professional subscribers in less than 2 years. From 2007 to 2018, Ms. Liu served as a leading anchor and editor-at-large for Bloomberg Television and Bloomberg Radio in New York City. Before joining Bloomberg, Ms. Liu was an anchor for CNBC Asia based in Hong Kong from 2005 to 2007, serving as part of the leadership group which helped build CNBC Asia into a market-leading news network within the region. Prior to 2004, Ms. Liu was the Atlanta Bureau Chief for the Financial Times and served as the Taiwan Bureau Chief for Dow Jones Newswires. In 1997, she received a Dow Jones Newswires Award for her coverage of the Asian financial crisis. Ms. Liu earned a Bachelor of Arts from the University of Pennsylvania.

Richard Taylor has served as a member of our advisory committee since July 2021. Mr. Taylor was a Managing Director at GRE Investment Advisors Limited, an SFC licensed investment advisory and management services company in Hong Kong with a focus on the technology, healthcare and new consumer sectors from September 2020 to August 2022. Prior to joining GRE, Mr. Taylor pursued a 30-year Investment Banking career in London from 1988 to 1993 with Daiwa Securities, and in Hong Kong from 1993 to 1996 before joining CLSA in Hong Kong in 1996 to lead, manage and build out the Hong Kong and regional investment banking business of the group. In this position, he served in a number of roles, including Head of Investment Banking and Head of Corporate Finance and Capital Markets, managing a team in 11 Asian regional offices advising on and raising capital for companies and institutional investors in the private and public capital markets. In addition to Hong Kong and Greater China, key markets of focus have been Indonesia, Philippines, Malaysia, Singapore, Thailand and India, as well as the frontier markets of Vietnam, Cambodia, Myanmar and Sri Lanka. Mr. Taylor had a particular focus on the gaming, technology, healthcare and consumer sectors. Selected transactions completed include the initial public offerings of Singapore Telecom, Tenaga Nasional, Prada, L’Occitane, Fosun Tourism, Xiaomi, Bloomberry Resorts, Sa Sa and Genting Singapore. Mr. Taylor served as a Board Director and Executive Committee member of various CLSA companies, as well as a member of the Risk and Underwriting Committees. Mr. Taylor holds BA and MA degrees from Oxford University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2022 there were no delinquent filers.

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

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of the sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity, subject to their fiduciary duties under Cayman Islands law. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that to the fullest extent permitted by applicable law:(i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation

Dennis Tam	Maple Peak Investments Inc.	Investment	Chief Executive Officer, Director

	Black Spade Capital Limited	Investment	President, Chief Executive Officer, Director

Kester Ng	GRE Investment Advisors Limited	Investment	Chief Executive Officer

Francis Ng	Pacific Aegis Capital Management (HK) Limited	Investment	Managing Director, Chief Investment Officer, Founder

Russell Galbut	Norwegian Cruise Line Holdings Ltd.	Cruiseline	Chairman of the Board, Co-founder

	Crescent Heights	Real estate development	Principal

Robert Moore	Phoenix 1 Esports LLC	eSports	Chief Executive Officer, Co-founder

Patsy Chan	MECOM Power and Construction Limited	Construction	Independent Director

	Richemont Luxury Singapore Pte Limited	Luxury goods	Chief Operating Officer, Director

Sammy Hsieh	iClick Interactive Asia Group Limited	Technology	Director and Co-founder

	Magnum Opus Acquisition Limited	Special purpose acquisition company	Independent Director

	Yoho Group Holdings Limited	Technology	Non-executive Director

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

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers, or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers, or directors, we, or committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. Our shareholders may not be provided with a copy of such opinion and they may not be able to rely upon such opinion. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, commencing on the date our securities are first listed on NYSE, we also pay sponsor or an affiliate of up to $10,000 per month for office space, utilities and secretarial and administrative services provided to members of our management team.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares available to us at March 9, 2023, with respect to our ordinary shares held by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants and public warrants as these warrants are not exercisable within 60 days of March 9, 2023.

	Class B ordinary shares(2)		Class A ordinary shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Black Spade Sponsor LLC(3)	3,294,274	77.97%	—	—	15.59%
Dennis Tam	293,913	6.96%	—	—	1.39%
Kester Ng	195,942	4.64%	—	—	*
Francis Ng	97,971	2.32%	—	—	*
Russell Galbut	24,493	*	—	—	*
Robert Moore	24,493	*	—	—	*
Patsy Chan	24,493	*	—	—	*
Sammy Hsieh	24,493	*	—	—	*
All officers, directors and director nominees as a group (seven individuals)	685,798	16.23%	—	—	3.25%
Other 5% shareholders
Cantor Fitzgerald Group (4)	—	—	1,253,775	7.42%	5.94%
LMR Investment Entities(5)	—	—	1,117,225	6.61%	5.29%
RP Investment Entities(6)	—	—	1,117,225	6.61%	5.29%
Millennium Group(7)	—	—	901,500	5.33%	4.27%
Aristeia Capital, L.L.C.(8)	—	—	872,369	5.16%	4.13%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of our shareholders is Suite 2902, 29/F, The Centrium, 60 Wyndham Street, Central, Hong Kong.
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

(4)

Represents shares held by Cantor Fitzgerald Securities, CF Group Management, Inc., Cantor Fitzgerald, L.P. and Mr. Howard W. Lutnick (together, the “Cantor Fitzgerald Group”). The address of the principal business office of each of these entities/persons is 110 East 59th Street New York, New York 10022. Information derived from a Schedule 13G filed with SEC on August 23, 2022, as amended on February 14, 2023.

(5)

Represents shares held by LMR Multi-Strategy Master Fund Limited, LMR CCSA Master Fund Ltd, LMR Partners LLP, LMR Partners Limited, LMR Partners LLC, LMR Partners AG, LMR Partners (DIFC) Limited, Ben Levine and Stefan Renold (together, the “LMR Investment Entities”). The address of the principal business office of each of these entities/persons is c/o LMR Partners LLP, 9th Floor, Devonshire House, 1 Mayfair Place, London W1J 8AJ, United Kingdom. Information derived from a Schedule 13G filed with SEC on September 20, 2021 as amended on February 14, 2022 and February 14, 2023.

(6)

Represents shares held by RP Select Opportunities Master Fund Ltd., RP Debt Opportunities Fund Ltd., RP Alternative Global Bond Fund, RP SPAC Fund, RP Investment Advisors LP (together, the “RP Investment Entities”). The address of the principal business office of each of these entities is 39 Hazelton Avenue, Toronto, Ontario, Canada, M5R 2E3. Information derived from a Schedule 13G filed with SEC on July 28, 2021 as amended on February 11, 2022.

(7)

Represents shares held by Millennium Management LLC, Millennium Group Management LLC and Mr. Israel A. Englander (the “Millennium Group”). The address of the principal business office of each of these entities/persons is c/o Millennium Management LLC 399 Park Avenue New York, New York 10022. Information derived from a Schedule 13G filed with SEC on April 5, 2022.

(8)

Represents shares held by Aristeia Capital, L.L.C. The address of the principal business office of this entity is One Greenwich Plaza, 3rd Floor Greenwich, CT 06830. Information derived from a Schedule 13G filed with SEC on February 13, 2023.

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

Our sponsor purchased an aggregate of 6,000,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or $6,000,000 in the aggregate, in a private placement that occurred simultaneously with the closing of our initial public offering. Also in connection with the partial exercise of the over-allotment option, our sponsor purchased an additional 380,000 private placement warrants at a purchase price of $1.00 per warrant. The private placement warrants are identical to the warrants sold in our initial public offering except that the private placement warrants, so long as they are held by our sponsor or its permitted transferees, (i) are not redeemable by us,(ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) are entitled to registration rights. The private placement warrants may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder. A portion of the purchase price of the private placement warrants was added to the proceeds from our initial public offering and are held in the trust account such that following our initial public offering, the partial exercise of the over-allotment option and the sale of the private placement warrants, $169,000,000 are held in the trust account. If we do not complete our initial business combination within 24 months from the closing of our initial public offering, the private placement warrants will expire worthless. The private placement warrants are subject to the transfer restrictions described below.

Black Spade Sponsor LLC, our sponsor, and our officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Transfers of Founder Shares and Private Placement Warrants

The founder shares, private placement warrants and any Class A ordinary shares issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in the agreement entered into by our sponsor and management team. Those lock-up provisions provide that such securities are not transferable or salable (i) in the case of the founder shares, until the earlier of (A) one year after the completion of our initial business combination or earlier if, subsequent to our initial business combination, the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination and (B) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property and (ii) in the case of the private placement warrants and any Class A ordinary shares issuable upon conversion or exercise thereof, until 30 days after the completion of our initial business combination except in each case (a) to our officers or directors, any affiliate or family member of any of our officers or directors, any affiliate of our sponsor or to any member of the sponsor or any of their affiliates, (b) in the case of an individual, as a gift to such person’s immediate family or to a trust, the beneficiary of which is a member of such person’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of such person; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement or in connection with the consummation of a business combination at prices no greater than the price at which the shares or warrants were originally purchased; (f) by virtue of the laws of the Cayman Islands or our sponsor’s limited liability company agreement upon dissolution of our sponsor, (g) in the event of our liquidation prior to our consummation of our initial business combination; or (h) in the event that, subsequent to our consummation of an initial business combination, we complete a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; provided, however, that in the case of clauses(a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreements.

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

Equity Compensation Plans

As of December 31, 2022, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

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

Our sponsor purchased an aggregate of 6,000,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or $6,000,000 in the aggregate, in a private placement that occurred simultaneously with the closing of our initial public offering. Also in connection with the partial exercise of the over-allotment option, our sponsor purchased an additional 380,000 private placement warrants at a purchase price of $1.00 per warrant. The private placement warrants are identical to the warrants sold in our initial public offering except that the private placement warrants, so long as they are held by our sponsor or its permitted transferees, (i) are not redeemable by us,(ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) are entitled to registration rights. The private placement warrants (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

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

On October 25, 2022, we issued an unsecured promissory note in the amount of up to $600,000 to our sponsor. On February 3, 2023, we issued an unsecured promissory note in the amount of up to $550,000 to our sponsor. The notes may be repaid upon completion of our initial business combination, without interest, or, at the sponsor’s discretion and may be converted upon completion of our initial business combination into warrants at a price of $1.00 per warrant. Such warrants are identical to the private placement warrants.

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

Policy for Approval of Related Party Transactions

The audit committee of our board of directors has adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction(without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy include: (i) our directors, nominees for director or officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee considers (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its shareholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

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

Item 14. Principal Accounting Fees and Services

The following is a summary of fees paid or to be paid to Marcum Asia CPAs LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our required filings with the SEC for the year ended December 31, 2022 and the period from March 3, 2021, (inception) through December 31, 2021 totaled $92,185 and $82,400. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022 and the period from March 3, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2022 and the period from March 3, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2022 and the period from March 3, 2021 (inception) through December 31, 2021.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 of the company’s Current Report on Form 8-K filed with the SEC on July 20, 2021)

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, As Amended (incorporated by reference to Exhibit 4.1 to the company’s Annual Report on Form 10-K filed with the SEC on February 28, 2022)

4.2	Warrant Agreement, dated July 15, 2021, between the company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to Exhibit 4.1 of the company’s Current Report on Form 8-K filed with the SEC on July 20, 2021)

10.1	Letter Agreement, dated July 15, 2021, among the company and certain security holders (incorporated herein by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K filed with the SEC on July 20, 2021)

10.2	Investment Management Trust Agreement, dated July 15, 2021, between the company and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.2 of the company’s Current Report on Form 8-K filed with the SEC on July 20, 2021)

10.3	Registration Rights Agreement, dated July 15, 2021, between the company and certain security holders (incorporated herein by reference to Exhibit 10.3 of the company’s Current Report on Form 8-K filed with the SEC on July 20, 2021)

10.4	Sponsor Warrants Purchase Agreement, dated July 15, 2021, between the company and Black Spade Sponsor LLC (incorporated herein by reference to Exhibit 10.4 of the company’s Current Report on Form 8-K filed with the SEC on July 20, 2021)

Exhibit No.	Description

10.5	Administrative Services Agreement, dated July 15, 2021, between the company and Black Spade Sponsor LLC (incorporated herein by reference to Exhibit 10.5 of the company’s Current Report on Form 8-K filed with the SEC on July 20, 2021)

10.6	Promissory Note dated October 25, 2022, issued by Black Spade Acquisition Co to Black Spade Sponsor LLC (incorporated herein by reference to Exhibit 10.1 of the company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2022)

10.7	Promissory Note dated February 3, 2023, issued by Black Spade Acquisition Co to Black Spade Sponsor LLC (incorporated herein by reference to Exhibit 10.1 of the company’s Form 8-K filed with the SEC on February 6, 2023)

31.1*	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2*	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1**	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2**	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2023.

Black Spade Acquisition Co

By:	/s/ Chi Wai Dennis Tam
	Name:	Chi Wai Dennis Tam
	Title:	Chairman and Co-Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacity and on the dates indicated.

Name	Position	Date

/s/ Chi Wai Dennis Tam	Chairman and Co-Chief Executive Officer (Principal Executive Officer)	March 10, 2023
Chi Wai Dennis Tam

/s/ Shing Joe Kester Ng	Co-Chief Executive Officer	March 10, 2023
Shing Joe Kester Ng

/s/ Francis Chi Yin Ng	President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2023
Francis Chi Yin Ng

/s/ Russell Galbut	Director	March 10, 2023
Russell Galbut

/s/ Robert Moore	Director	March 10, 2023
Robert Moore

/s/ Patsy Chan	Director	March 10, 2023
Patsy Chan

/s/ Sammy Hsieh	Director	March 10, 2023
Sammy Hsieh

BLACK SPADE ACQUISITION CO

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Black Spade Acquisition Co
Opinion on the Financial Statements
We have audited the accompanying balance sheet
s
of Black Spade Acquisition Co (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from March 3, 2021 (inception) through December 31, 2021, and the related notes
(collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from March 3, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, and needs to raise additional funds to meet its obligations and sustain its operations. The Company has until July 20, 2023 to consummate the business combination. If a business combination is not consummated by then, there will be a liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit
s
. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit
s
in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit
s
to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit
s
we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit
s
included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit
s
also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit
s
provide a reasonable basis for our opinion.
/s/ Marcum Asia CPAs LLP
Marcum Asia CPA LLP
We have served as the Company’s auditor since 2021
New York, NY
M
arch 10, 2
023
Firm ID#: 5395
NEW YORK OFFICE ● 7 Penn Plaza ● Suite 830 ● New York, New York ● 10001
Phone 646.442.4845 ● Fax 646.349.5200 ● www.marcumasia.com

F-2

BLACK SPADE ACQUISITION CO
BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash	$27,316	$1,569,803
Prepaid expenses	265,315	294,062

Total Current Assets	292,631	1,863,865
Investments held in the Trust Account	171,442,865	169,006,966

Total Assets	$171,735,496	$170,870,831

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$2,604,593	$1,458,309
Note payable - Sponsor	35,152	—
Due to related party	446	27,250

Total Current Liabilities	2,640,191	1,485,559
Derivative warrant liabilities	741,500	13,050,400
Deferred underwriting commission	5,915,000	5,915,000

Total liabilities	9,296,691	20,450,959
COMMITMENTS AND CONTINGENCIES
Class A ordinary shares subject to possible redemption; 16,900,000 shares (at redemption value)	171,442,865	169,000,000
Shareholders’ deficit:
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding (excluding 16,900,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 4,225,000 shares issued and outstanding	422	422
Additional paid-in capital	—	—
Accumulated deficit	(9,004,482)	(18,580,550)

Total Shareholders’ Deficit	(9,004,060)	(18,580,128)

Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$171,735,496	$170,870,831

The accompanying notes are an integral part of these financial statements

F-
3

BLACK SPADE ACQUISITION CO
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the Period March 3, 2021 (Inception) Through December 31, 2021
EXPENSES
Administration fee - related party	$120,000	$55,000
General and administrative	3,170,714	8,038,836

TOTAL EXPENSES	3,290,714	8,093,836

OTHER INCOME
Income earned on Investments held in Trust Account	2,435,899	6,966
Transaction costs allocable to derivative warrant liabilities	—	(735,630)
Change in fair value of note payable - Sponsor	564,848	—
Change in fair value of derivative warrant liabilities	12,308,900	5,244,100

TOTAL OTHER INCOME - NET	15,309,647	4,515,436

Net income (loss)	$12,018,933	$(3,578,400)

Basic and diluted weighted average shares outstanding, redeemable Class A Ordinary Shares subject to possible redemption	16,900,000	9,059,406

Basic and diluted net income (loss) per share of redeemable Class A Ordinary Shares subject to possible redemption	$0.57	$(0.27)

Weighted average number of shares of non-redeemable ordinary shares outstanding, basic and diluted	4,225,000	4,269,183

Basic and diluted net income (loss) per share of non-redeemable ordinary shares	$0.57	$(0.27)

The accompanying notes are an integral part of these financial statements

F-
4

BLACK SPADE ACQUISITION CO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE PERIOD MARCH 3, 2021 (INCEPTION) THROUGH ENDED DECEMBER 31, 2022

	Class B Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount
Balance as of March 3, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B shares to Sponsor	4,312,500	431	24,569	—	25,000
Forfeiture of Class B Ordinary Shares	(87,500)	(9)	9	—	—
Class B Ordinary Shares transferred from Sponsor for services	—	—	6,217,250	—	6,217,250
Redemption adjustment of Class A ordinary shares to redemption value	—	—	(6,241,828)	(15,002,150)	(21,243,978)
Net loss	—	—	—	(3,578,400)	(3,578,400)

Balance as of December 31, 2021	4,225,000	$422	$—	$(18,580,550)	$(18,580,128)
Measurement adjustment of carrying value to redemption value	—	—	—	(2,442,865)	(2,442,865)
Net income	—	—	—	12,018,933	12,018,933

Balance as of December 31, 2022	4,225,000	$422	$—	$(9,004,482)	$(9,004,060)

The accompanying notes are an integral part of these financial statements

F-
5

BLACK SPADE ACQUISITION CO
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period From March 3, 2021 (Inception) Through December 31, 2021
Cash Flows From Operating Activities:
Net income (loss)	$12,018,933	$(3,578,400)
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on treasury securities held in the Trust Account	(2,435,899)	(6,966)
Costs associated with warrant liabilities	—	735,630
Gain on change in fair value of derivative liabilities	(12,308,900)	(5,244,100)
Gain on change in fair value of note payable – Sponsor	(564,848)	—
Share-based compensation	—	6,217,250
Changes in operating assets and liabilities:
Prepaid expenses	28,747	(294,062)
Accounts payable and accrued expenses	1,146,284	1,373,309

Net Cash Used In Operating Activities	(2,115,683)	(797,339)

Cash Flows From Investing Activities:
Cash deposited into the Trust Account	—	(169,000,000)

Net Cash Used In Financing Activities	—	(169,000,000)

Cash Flows From Financing Activities:
Sale of Units in the Initial Public Offering, net of underwriting discount	—	165,620,000
Sale of Private Placement Warrants to the Sponsor	—	6,380,000
Proceeds from note payable – Sponsor	600,000	—
Proceeds from related party advances	2,040	27,250
Repayment of related party advances	(28,844)	—
Payment of offering costs	—	(660,108)

Net Cash Provided By Financing Activities	573,196	171,367,142

Net change in cash	(1,542,487)	1,569,803
Cash at beginning of year	1,569,803	—

Cash at end of year	$27,316	$1,569,803

Supplemental disclosure of non-cash financing activities:
Initial classification of fair value of warrants	$—	$20,910,300
Measurement adjustment of Class A ordinary shares to redemption value	$—	169,000,000
Deferred offering costs paid by Sponsor in exchange for Class B ordinary shares	$—	$25,000
Deferred offering costs paid by Sponsor	$—	$73,297
Measurement adjustment of carrying value to redemption value	$2,442,865	$—
Deferred underwriting compensation charged to additional paid-in capital in connection with the Initial Public Offering	$—	$5,915,000
The accompanying notes are an integral part of these financial statements

F-
6

BLACK SPADE ACQUISITION CO
NOTES TO THE FINANCIAL STATEMENTS
N
OTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCER
N
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
As of December 31, 2022, the Company had not commenced any operations. All activity for the period from March 3, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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

F-
7

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

F-
8

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

F-
9

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

F-
10

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
Going Concern and Management’s Plan
At December 31, 2022, the Company had cash of $27,316 and working capital deficit of $2,347,560. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. In addition, the Company expects to have negative cash flows from operations as it pursues an initial business combination target. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)
2014-15,
“
Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,”
the Company does not currently have adequate liquidity to sustain operations, which consist solely of pursuing a Business Combination.
While the Company expects to have sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. Additionally, management has determined that the Combination Period (July 20, 2023) is less than one year from the date of the issuance of the financial statements. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to raise additional capital (to the extent ultimately necessary) or to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As is customary for a special purpose acquisition company, if the Company is not able to consummate a Business Combination during the Combination Period, it will cease all operations and redeem the Public Shares. Management plans to continue its efforts to consummate a Business Combination during the Combination Period.

F-
11

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

F-1
2

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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. For the period of this financial statements, the management exercised a significant judgment in estimating the fair value of its warrant liabilities and convertible promissory note. The actual results could differ significantly from those estimates including the estimate of the fair value of its warrant liabilities, and founder shares to the Company’s directors, officers, advisory committee members and certain employees of Sponsor’s affiliates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $27,316 and $1,569,803 in cash, outside of the funds held in the Trust Account, as of December 31, 2022 and 2021, respectively. The Company did not have any cash equivalents as of December 31, 2022 and 2021.
Investment held in Trust Account
At December 31, 2022 and 2021, the Company had $171.4 million and $169.0 million in investments held in the Trust Account, respectively. At December 31, 2022 and 2021, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in Investment income from the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

F-1
3

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
Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are classified as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. Accordingly, as of December 31, 2022 and 2021, 16,900,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.
At December 31, 2022 and 2021, the shares of Class A ordinary shares reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$169,000,000
Less:
Proceeds allocated to the Public Warrants	(11,914,500)
Shares of Class A ordinary share issuance costs	(9,329,478)

(21,243,978)
Plus:
Measurement adjustment of carrying value to redemption value	21,243,978

Class A Ordinary Shares subject to possible redemption at December 31, 2021	$169,000,000

Measurement adjustment of carrying value to redemption value	2,442,865

Class A Ordinary Shares subject to possible redemption at December 31, 2022	$171,442,865

Net income (loss) per share
Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class
method in calculating earnings per share. Ordinary shares subject to possible redemption at December 31, 2022, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income (loss) per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Public Offering, (ii) exercise of over-allotment and (iii) Private Placement, since their inclusion would be anti-dilutive under the two-class
method. As a result, diluted earnings per ordinary share is the same as basic earnings per ordinary share for the periods presented. The warrants are exercisable to purchas
e 14,830,000
Class A ordinary shares in the aggregate.

F-1
4

The Company’s statement of operations includes a presentation of income (loss) per Class A ordinary share subject to possible redemption in a manner similar to the two-class
method of income per ordinary share. Net income (loss) per ordinary share, basic and diluted, for redeemable Class A ordinary share is calculated by dividing the interest income by the weighted average number of redeemable Class A ordinary shares outstanding since original issuance. Net income per ordinary share, basic and diluted, for non-redeemable
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

F-1
5

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	The Year Ended December 31, 2022	For the Period f rom March 3, 202 1 (inception) through December 31, 2021
Class A Redeemable ordinary shares
Numerator: Income (loss) allocable to Class A ordinary shares	$9,615,146	$(2,432,229)
Denominator: Basic and diluted weighted average shares outstanding	16,900,000	9,059,406

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.57	$(0.27)

Class B Non-redeemable ordinary shares
Numerator: Income (loss) allocable to Class B ordinary shares	$2,403,787	$(1,146,171)
Denominator: Basic and diluted weighted average shares outstanding	4,225,000	4,269,183

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.57	$(0.27)

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

F-1
6

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The carrying value of the Company’s financial instruments including its cash and accrued liabilities approximate their fair values principally because of their short-term nature. The Company’s convertible promissory note and derivative warrants are measured at fair value according to ASC 820 as discussed below. The Public Warrants and Private Warrants are classified as Level 1 and 2 on the fair value hierarchy, respectively.
Convertible Promissory Note
The Company accounts for their convertible promissory note under ASC 815, “
Derivatives and Hedging”
(“ASC 815”). Under ASC
815-15-25,
the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 820. The Company has made such election for their convertible promissory note. Using the fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the notes are recognized as a non-cash
gain or loss on the statements of operations.
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

F-1
7

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

F-1
8

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
The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary share equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other propert
y.
During the period ended December 31, 2021, the Sponsor transferred an aggregate of 950,000 of Founders shares to the Company’s directors, officers, advisory committee members and certain employees of Sponsor’s affiliates for services provided. The Founder Shares were valued using a valuation method which considers multiple assumptions such as the probability of Initial Public Offering and Initial Business Combination as well as a marketability discount. The shares vested immediately upon grant and the Company recorded $6,217,250 in share-based compensation on the statement of operations. Of these shares, 19,274 were forfeited resulting in the above parties to hold an aggregate of 930,726 Founder Shares.

F-1
9

Promissory Note — Related Party
On February 25, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non-interest
bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of December 31, 2022 and 2021, there were no amounts outstanding under the Promissory Note.
Due to Related Party
In order to finance certain transaction costs in connection the Initial Public Offering and operating costs, the Sponsor paid certain offering and operating costs on behalf of the Company totaling $100,547 and also advanced the Company $61,496. These amounts are due on demand and non-interest
bearing. As of December 31, 2022 and 2021, there was $446 and $27,250 due to the related party.

F-
20

Administrative Services Agreement
Commencing on the date the Units are first listed on NYSE, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the year ended December 31, 2022 and the period March 3, 2021 (inception) through December 31, 2021, the Company recorded $120,000 and $55,000 of fees pursuant to the agreement, respectively. As of December 31, 2022 and 2021, $175,000 and $55,000 were outstanding and is included in accounts payable and accrued expenses on the balance sheets.
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
On October 25, 2022, the Sponsor advanced $600,000 to the Company under the Working Capital Loan. As of December 31, 2022 and 2021, there was $600,000 and $0 outstanding under the Working Capital Loans, respectively, and is included in note payable – Sponsor on the accompanying balance sheets.
Management determined that there was an embedded conversion feature related to the note that would require fair value treatment under ASC
815-15-25
and the note should be measured at fair value at issuance and at each reporting date. At December 31, 2022, the fair value of the note was $35,152, which resulted in a change in fair value of the note of $564,848 for the year ended December 31, 2022, respectively, which is reflected on the statement of operations.
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

F-
21

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
On December 20, 2022, the Company entered into an engagement agreement with a third party (“Placement Agent”) for services as financial advisor and placement agent for the Company in connection with a proposed private placement of equity or equity-linked, preferred, debt or debt-like, securities (the “Transaction”) as part of the contemplated business combination between the Company and certain target company (the “Business Combination”). The Placement Agent shall be entitled to receive a nonrefundable cash fee equal to $1,500,000, at the later of the closing of the Transaction and the Business Combination. The Placement Agent shall also be entitled to receive an additional nonrefundable cash fee equal to (i) 2% of the gross proceeds of the total Securities that are debt or debt-like securities sold in the Transaction, and (ii) 4% of the gross proceeds of the total Securities that are not debt or debt-like securities sold in the Transaction, in each case secured primarily by the efforts of the Placement Agent. If the Business Combination is not consummated, no fee shall be payable to the Placement Agent.
NOTE 7 — SHAREHOLDERS’ EQUITY
Preference Shares — The Company is authorized to issue 2,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.
Class A Ordinary Shares — The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, 16,900,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

F-2
2

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 4,225,000 Class B ordinary shares issued and outstanding.
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

F-2
3

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

F-2
4

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

F-2
5

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

F-2
6

The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	December 31, 2022	Level	December 31, 2021
Assets:
Investments held in Trust Account	1	$171,442,865	1	$169,006,966
Liabilities:
Note payable - Sponsor	3	$35,152	3	$—
Warrant liability - Private Placement Warrants	2	$319,000	2	$5,614,400
Warrant liability - Public Warrants	1	$422,500	1	$7,436,000
The Sponsor note payable, Public Warrants and the Private Placement Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within liabilities on the balance sheet. The note payable and the warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of note payable and change in fair value of warrant liabilities in the statements of operations, respectively.
Upon initial issuance, the Company used a Monte Carlo simulation model to value the Sponsor note payable. The Sponsor note payable was within Level 3 of the fair value hierarchy at the initial measurement dates due to the use of unobservable inputs. The key inputs into the discount model for the year ended December 31, 2022 for the Sponsor note payable were as follows:
Schedule of Fair Value of Assets and Liabilities Valuation Techniques and Measurement Inputs

December 31, 2022
Volatility	5.0%
Risk-free interest rate	3.98 - 4.76%
Expected life of convertible promissory note	0.55 - 5.55 years
Dividend yield	0%
Probability of business combination	5.0%
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

F-2
7

The Warrants are measured at fair value on a recurring basis. The Public Warrants were initially valued using a Modified Monte Carlo Simulation. As of December 31, 2022 and 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market. At initial measurement, the Private Placement Warrants were valued using a Modified Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of our common stock. The expected volatility of the Company’s common stock was determined based on the implied volatility of the Public Warrants.
As of December 31, 2022 and 2021, the derivative liability related to the note payable was $35,152 and $nil, respectively. In addition, for the year ended In addition, for the year ended December 31, 2022, the Company recorded $564,848 as an unrealized gain on the change in fair value of the Sponsor note payable in the statements of operations.
As of December 31, 2022 and 2021, the derivative liability was $741,500 and $13,050,400, respectively. In addition, for the year ended December 31, 2022, the Company recorded $12,308,900 as an unrealized gain on the change in fair value of the derivative warrants in the statements of operations ($5,295,400 for Private Warrants and $7,013,500 for the Public Warrants, respectively). For the period March 3, 2021 (inception) through December 31, 2021, the Company recorded $5,244,100 as an unrealized gain on the change in fair value of the derivative warrants in the statements of operations.
NOTE 10 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events other than below that would have required adjustment or disclosure in the financial statements.
On February 3
, 2023, the Sponsor advanced $550,000 to the Company under a second Working Capital Loan. The note may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private
Placement Warrants.
The Company received an informal inquiry from the staff of the Division of Enforcement of the United States Securities and Exchange Commission in a letter dated January 11, 2023, in relation to the circumstances surrounding the filing of the Form NT 10-Q filed by the Company on August 15, 2022. The Company has been and intends to continue cooperating fully with the SEC in connection with this inquiry.

F-2
8