Form 10-Q
period 2023-03-31
Black Spade Acquisition Co
filed 2023-05-15
CIK 1851908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
of the Exchange Act).    Yes  ☒    No  ☐
As of
May 15
, 2023, 16,900,000 Class A ordinary shares, par value $0.0001, and 4,225,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

BLACK SPADE ACQUISITION CO

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
BLACK SPADE ACQUISITION CO
CONDENSED BALANCE SHEETS

	March 31, 2023 (unaudited)	December 31, 2022
ASSETS
Current assets:
Cash	$285,384	$27,316
Prepaid expenses	207,291	265,315

Total current assets	492,675	292,631
Investments held in Trust	173,261,960	171,442,865

Total Assets	$173,754,635	$171,735,496

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$2,736,979	$2,604,593
Note payable - sponsor	130,120	35,152
Due to related party	16,643	446

Total current liabilities	2,883,742	2,640,191

Derivative warrant liabilities	1,483,000	741,500
Deferred underwriting compensation	5,915,000	5,915,000

Total Liabilities	10,281,742	9,296,691

COMMITMENTS AND CONTINGENCIES
Temporary Equity:
Class A ordinary shares subject to possible redemption; 16,900,000 shares (at redemption value)	173,261,960	171,442,865
Shareholders’ deficit:
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 16,900,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 4,225,000 shares issued and outstanding	422	422
Additional paid-in capital		—
Accumulated deficit	(9,789,489)	(9,004,482)

Total Shareholders’ deficit	(9,789,067)	(9,004,060)

Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$173,754,635	$171,735,496

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLACK SPADE ACQUISITION CO
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
EXPENSES
Administration fee – related party	$30,000	$30,000

General and administrative	468,539	2,259,869

TOTAL EXPENSES	498,539	2,289,869
OTHER INCOME
Income earned on investments held in Trust Account	1,819,095	15,217

Change in fair value of note payable - sponsor	455,032	—
Change in fair value of derivative warrant liabilities	(741,500)	9,897,542
TOTAL OTHER INCOME	1,532,627	9,912,759

Net income/(loss)	1,034,088	7,622,890
Basic and diluted average shares outstanding, redeemable Class A ordinary shares	16,900,000	16,900,000
Basic and diluted net income per share of redeemable Class A ordinary shares	$0.05	$0.36

Weighted average number of shares of non-redeemable ordinary shares outstanding, basic and diluted	4,225,000	4,225,000
Basic and diluted net income per share of non-redeemable ordinary shares	$0.05	$0.36

BLACK SPADE ACQUISITION CO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUIDTED)
For the Three Months Ended March 31, 2023

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	4,225,000	$422	$—	$(9,004,482)	$(9,004,060)
Measurement adjustment of carrying value to redemption value	—	—	—	(1,819,095)	(1,819,095)
Net income	—	—	—	1,034,088	1,034,088

Balance, March 31, 2023	4,255,000	$422	$—	$(9,789,489)	$(9,789,067)

For the Three Months Ended March 31, 2022

	Class B Common Stock		Additional Paid-in	Retained Earnings Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	4,225,000	$422	$—	$(18,580,550)	$(18,580,128)
Measurement adjustment of carrying value to redemption value	—	—	—	(22,183)	(22,183)
Net income	—	—	—	7,622,890	7,622,890

Balance, March 31, 2022	4,225,000	$422	$—	$(10,979,843)	$(10,979,421)

BLACK SPADE ACQUISITION
CO
STATEMENTS OF
CASH
FLOWS
(UNAUDITED)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Cash Flows From Operating Activities:
Net income	$1,034,088	$7,622,890
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on treasury securities held in the Trust Account	(1,819,095)	(15,217)
Loss (Gain) on change in fair value of derivative liabilities	741,500	(9,897,542)
Gain on change in fair value of note payable - Sponsor	(455,032)	—
Changes in operating assets and liabilities:
Prepaid expenses	58,024	127,700
Accounts payable and accrued expenses	132,386	1,234,852

Net Cash Used In Operating Activities	(308,129)	(927,317)

Repayment of related party advances	—	(27,250)
Proceeds from note payable - Sponsor	550,000
Proceeds from related party advances	16,197	—

Net Cash Provided by (Used in) Financing Activities	566,197	(27,250)

Net change in cash	258,068	(954,567)
Cash at beginning of year	27,316	1,569,803

Cash at end of year	$285,384	$615,236

Supplemental disclosure of non-cash financing activities:
Measurement adjustment of carrying value to redemption value	$1,819,095	$22,183

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
As of March 31, 2023, the Company had not commenced any operations. All activity for the period from March 3, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
The Company’s amended and restated memorandum and articles of association will provide that, other than the withdrawal of interest to pay our tax obligations (the “Permitted Withdrawals”), and up to $100,000 of interest to pay dissolution expenses none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the Initial Business Combination; (ii) the redemption of our Public Shares sold in the Initial Public Offering that have been properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to affect the substance or timing of its obligation to redeem 100%
of such Public Shares if it has not consummated an Initial Business Combination within
24
months from the closing of this offering; or (iii) the redemption of
100%
of the Public Shares if the Company is unable to complete an Initial Business Combination within the
24
month period. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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
Going Concern and Management’s Plan
At March 31, 2023, the Company had cash of $285,384 and working capital deficit of $2,391,067. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. In addition, the Company expects to have negative cash flows from operations as it pursues an initial business combination target. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)
2014-15,
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
Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of December 31, 2022 filed with the SEC on
Form 10-K.
In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of March 31, 2023 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2023 not necessarily indicative of the results to be expected for the full year ending December 31, 2023.
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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. For the period of these financial statements, the management exercised a significant judgment in estimating the fair value of its warrant liabilities and convertible promissory note. The actual results could differ significantly from those estimates including the estimate of the fair value of its warrant liabilities, founder shares to the Company’s directors, officers, advisory committee members and certain employees of Sponsor’s affiliates, and fair value of its convertible promissory note.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $285,384 and $27,316 in cash, outside of the funds held in the Trust Account, as of March 31, 2023 and December 31, 2022, respectively. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Investment held in Trust Account
At March 31, 2023 and December 31, 2022, the Company had $173.3 million and $171.4 million in investments held in the Trust Account, respectively. At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in Investment income from the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
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
Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are classified as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. Accordingly, as of March 31, 2023 and December 31, 2022, 16,900,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.
At March 31, 2023 and December 31, 2022, the shares of Class A ordinary shares reflected in the balance sheet is reconciled in the following table:

Description
Class A common stock subject to possible redemption at December 31, 2022	$171,442,865
Measurement adjustment of carrying value to redemption value	1,819,095

Class A common stock subject to possible redemption at March 31, 2023	$173,261,960

Net income per share
Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class
method in calculating earnings per share. Ordinary shares subject to possible redemption at March 31, 2023, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Public Offering, (ii) exercise of over-allotment and (iii) Private Placement, since their inclusion would be anti-dilutive under the two-class
method. As a result, diluted earnings per ordinary share is the same as basic earnings per ordinary share for the periods presented. The warrants are exercisable to purchase 14,830,000 Class A ordinary shares in the aggregate.
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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three months ended March 31, 2023	Three months ended March 31, 2022
Class A Redeemable ordinary shares
Numerator: Income (loss) allocable to Class A ordinary shares	$827,270	$6,098,312
Denominator: Basic and diluted weighted average shares outstanding	16,900,000	16,900,000

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.05	$0.36

Class B Non-redeemable ordinary shares
Numerator: Income (loss) allocable to Class B ordinary shares	$206,818	$1,524,578
Denominator: Basic and diluted weighted average shares outstanding	4,225,000	4,225,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.05	$0.36

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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
 As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under the Promissory Note.
Due to Related Party
In order to finance certain transaction costs in connection the Initial Public Offering and operating costs, the Sponsor paid certain offering and operating costs on behalf of the Company totaling $100,547 and also advanced the Company $61,496. These amounts are due on demand and non-interest
bearing. As of March 31, 2023 and December 31, 2022, there was $16,643 and $446, respectively, due to the related party.
Administrative Services Agreement
Commencing on the date the Units are first listed on NYSE, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2023 and 2022, the Company recorded $30,000 of fees pursuant to the agreement. As of March 31, 2023 and December 31, 2022, $205,000 and $175,000 were outstanding and is included in accounts payable and accrued expenses on the balance sheets.
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
On October 25, 2022, the Sponsor advanced $600,000 to the Company under the Working Capital Loan. On February 3, 2023, the Sponsor advanced $550,000 to the Company under the Working Capital Loan. As of March 31, 2023 and December 31, 2022, there was $1,150,000 and $600,000 outstanding under the Working Capital Loans, respectively, and are included in note payable – Sponsor on the accompanying balance sheets.

Management determined that there was an embedded conversion feature related to the note that would require fair value treatment under ASC
815-15-25
and the note should be measured at fair value at issuance and at each reporting date. At March 31, 2023, the fair value of the note was $130,120, which resulted in a change in fair value of the note of $455,032 for the three months ended March 31, 2023, respectively, which is reflected on the statement of operations.
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
On December 20, 2022, the Company entered into an engagement agreement with a third party (“Placement Agent”) for services as financial advisor and placement agent for the Company in connection with a proposed private placement of equity or equity-linked, preferred, debt or debt-like, securities (the “Previous Transaction”) as part of the contemplated business combination between the Company and certain target company (the “Previous Business Combination”). The Placement Agent shall be entitled to receive a nonrefundable cash fee equal to $1,500,000, at the later of the closing of the Previous Transaction and the Previous Business Combination. The Placement Agent shall also be entitled to receive an additional nonrefundable cash fee equal to (i) 2% of the gross proceeds of the total Securities that are debt or debt-like securities sold in the Previous Transaction, and (ii) 4% of the gross proceeds of the total Securities that are not debt or debt-like securities sold in the Previous Transaction, in each case secured primarily by the efforts of the Placement Agent. If the Previous Business Combination is not consummated, no fee shall be payable to the Placement Agent. The Company has decided not to proceed further on the Previous Transaction and the Previous Business Combination.
On April 27, 2023, the Company entered into another engagement agreement with the Placement Agent for services as financial advisor to the Company in the Business Combination (as defined below) with VinFast as the target company and placement agent for the Company in connection with a proposed private placement of equity or equity-linked, preferred, debt or debt-like, securities of the target company (the “Placement”). The Placement Agent shall be entitled to receive a nonrefundable cash fee equal to $1,500,000, at the later of the closing of the Placement and the Business Combination. The Placement Agent shall also be entitled to receive an additional nonrefundable cash fee equal to (i) 2% of the gross proceeds of the total Securities that are debt or debt-like securities sold in the Placement and (ii) 4% of the gross proceeds of the total Securities that are not debt or debt-like securities sold in the Placement in each case secured primarily by the efforts of the Placement Agent. If the Business Combination is not consummated, no fee shall be payable to the Placement Agent.

Business Combination Agreement
On May 12, 2023, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with VinFast Auto Pte. Ltd., a private company limited by shares incorporated under the laws of Singapore, (“VinFast”) and Nuevo Tech Limited, an exempted company incorporated with limited liability under the laws of Cayman Islands and a direct wholly-owned subsidiary of VinFast (“Merger Sub”), pursuant to which, among other transactions, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company (“Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of VinFast.
NOTE 7 — SHAREHOLDERS’ DEFICIT
Preference Shares — The Company is authorized to issue 2,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class A Ordinary Shares — The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, 16,900,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.
Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 4,225,000 Class B ordinary shares issued and outstanding.
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

Th
e Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the issuance of Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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

The P
rivate Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable,
except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	March 31, 2023	Level	December 31, 2022
Assets:
Investments held in Trust Account	1	$173,261,960	1	$171,442,865
Liabilities:
Note payable - Sponsor	3	$130,120	3	$35,152
Warrant liability - Private Placement Warrants	2	$638,000	2	$319,000
Warrant liability - Public Warrants	1	$845,000	1	$422,500
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

Upon initial issuance, the Company used a Monte Carlo simulation model to value the Sponsor note payable. The Sponsor note payable was within Level 3 of the fair value hierarchy at the initial measurement dates due to the use of unobservable inputs. The key inputs into the discount model as of March 31, 2023 and December 31, 2022 for the Sponsor note payable were as follows:
Schedule of Fair Value of Assets and Liabilities Valuation Techniques and Measurement Inputs

	March 31, 2023	December 31, 2022
Volatility	5.0%	5.0%
Risk-free interest rate	3.59-4.94%	3.98-4.76%
Expected life of convertible promissory note	0.5-5.5 years	0.55 - 5.55 years
Dividend yield	0%	0%
Probability of business combination	10.0%	5.0%
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
The Warrants are measured at fair value on a recurring basis. The Public Warrants were initially valued using a Modified Monte Carlo Simulation. As of March 31, 2023 and December 31, 2022, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market. At initial measurement, the Private Placement Warrants were valued using a Modified Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of our common stock. The expected volatility of the Company’s common stock was determined based on the implied volatility of the Public Warrants.
As of March 31, 2023 and December 31, 2022, the derivative liability related to the note payable was $130,120 and $35,152, respectively. In addition, for the three months ended March 31, 2023, the Company recorded $455,032 as an unrealized gain on the change in fair value of the Sponsor note payable in the statements of operations.
As of March
3
1,
2
023 and December 31, 2022, the derivative liability related to the warrants was $1,483,000 and $741,500, respectively. In addition, for the three months ended March 31, 2023, the Company recorded $741,500 as an unrealized loss on the change in fair value of the derivative warrants in the statements of operations ($319,000 for Private Warrants and $422,500 for the Public Warrants, respectively). For the three months ended March 31, 2022, the Company recorded $9,897,542, as an unrealized gain on the change in fair value of the derivative warrants in the condensed statements of operations ($4,258,012 for Private warrants and $5,639,530 for the Public warrants), respectively.
NOTE 10 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to May 15, 2023, the date that the financial statements were issued.
On May 12, 2023, concurrently with the execution of the Business Combination Agreement, the Company, VinFast, the Sponsor and certain other holders of Class B Ordinary Shares (the “Sponsor Parties”) entered into a support and lock-up agreement and deed (the “Sponsor Support Agreement”), pursuant to which the parties agreed that:

(1)
subject to and concurrently with the consummation of the closing of the Business Combination, the First Working Capital Note and the Second Working Capital Note, with an aggregate face value of $1.15 million, shall be converted to and deemed to be an interest-free loan from the Sponsor to VinFast, payable by VinFast to the Sponsor, in full in cash by wire transfer of immediately available funds to the Sponsor, on the date that is no later than the 18th month anniversary of the Closing Date;

(2)
any other working capital loans from (or working capital payables to) the Sponsor or Sponsor Parties to the Company, including the $205,000 administrative services fee incurred as of March 31, 2023 under the Administrative Services Agreement, and any further incurrence thereunder between the date of the Sponsor Support Agreement and the closing of the Business Combination, shall be forgiven and no repayment or conversion of such outstanding amounts shall be effected during the term of the Sponsor Support Agreement or pursuant to the Business Combination Agreement; and

(3)
the Sponsor shall pay, and thereafter shall indemnify and hold harmless VinFast, the merger surviving company and their respective officers, directors and affiliates against, any liability relating to any other outstanding payables of the Company incurred on or prior to the closing of the Business Combination which are not required by section 12.06 (Expenses) of the Business Combination Agreement to be borne and paid by VinFast.

The underwriters were entitled to a deferred discount of $0.35 per Unit, or $5,915,000 in the aggregate. In May 2023, $5,323,500 out of $5,915,000 of deferred underwriting commissions were subsequently waived and reversed.
Based upon this review, other than above described and as described in Note 1 and Note 6, the Company did not identify any subsequent events other than below that would have required adjustment or disclosure in the financial statements.

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

Recent Developments

On May 12, 2023, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with VinFast Auto Pte. Ltd., a private company limited by shares incorporated under the laws of Singapore, (“VinFast”) and Nuevo Tech Limited, an exempted company incorporated with limited liability under the laws of Cayman Islands and a direct wholly-owned subsidiary of VinFast (“Merger Sub”), pursuant to which, among other transactions, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Black Spade (“Merger”), with Black Spade surviving the Merger as a wholly-owned subsidiary of VinFast. The Merger and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination.”

Pursuant to the Business Combination Agreement, among other things, immediately prior to the effective time of the Merger (the “Merger Effective Time”), (i) the amended and restated constitution of VinFast will be adopted and become effective, and (ii) VinFast will effect a share consolidation or subdivision such that each ordinary share in the capital of VinFast, as of immediately prior to the Recapitalization (as defined below) (collectively, the “Pre-Recapitalization VinFast Shares”) immediately prior to the Merger Effective Time, will be consolidated or divided into a number of shares equal to the Adjustment Factor (as defined below) (items (i) through (ii), the “Recapitalization”). The “Adjustment Factor” is a number resulting from dividing the Per Share VinFast Equity Value by $10.00. The “Per Share VinFast Equity Value” is obtained by dividing (i) the equity value of VinFast (being $23,000,000,000) by (ii) the aggregate number of Pre-Recapitalization VinFast Shares that are issued and outstanding immediately prior to the Recapitalization. Upon the Recapitalization, each ordinary share in the capital of VinFast, as of immediately after the Recapitalization (the “VinFast Ordinary Share”) will have a value of $10.00.

At the Merger Effective Time and as a result of the Merger, (i) each Class B ordinary share of Black Spade, par value $0.0001 per share (“BSAQ Class B Ordinary Shares”) that is issued and outstanding immediately prior to the Merger Effective Time will be automatically converted into one VinFast Ordinary Share; (ii) each BSAQ Class A Ordinary Share that is issued and outstanding immediately prior to the Merger Effective Time (other than such BSAQ Class A Ordinary Shares that are treasury shares, validly redeemed shares, or BSAQ Dissenting Shares (as defined below)) will be converted into one VinFast Ordinary Share, and (iii) each issued and outstanding BSAQ Class A Ordinary Share that is held by any person who has validly exercised and not effectively withdrawn or lost their right to dissent from the Merger in accordance with Section 238 of the Companies Act (As Revised) of the Cayman Islands (“BSAQ Dissenting Share”) will be canceled and carry no right other than the right to receive the payment of the fair value of such BSAQ Dissenting Share determined in accordance with Section 238 of the Companies Act (As Revised) of the Cayman Islands.

At the Merger Effective Time, each issued and outstanding warrant of Black Spade sold to the public and to Black Spade Sponsor LLC, a limited liability company registered under the laws of the Cayman Islands, in a private placement in connection with Black Spade’s initial public offering will be exchanged for a corresponding warrant exercisable for VinFast Ordinary Shares.

The Business Combination has been approved by the boards of directors of both Black Spade and VinFast.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2023 were organizational activities, those necessary to prepare for and consummate the Initial Public Offering. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on cash and cash equivalents. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an Initial Business Combination.

For the three months ended March 31, 2023, we had net income of $1,034,088 which primarily consisted of income earned on investments held in Trust Account of $1,819,095 and a change in fair value of note payable of $455,032 partially offset by general and administrative expenses of $468,539 and change in the fair value of warrant liability of $741,500. For the three months ended March 31, 2022, we had net income of $7,622,890, which primarily consisted of a change in fair value of warrant liabilities of $9,897,542 and interest income of $15,217, partially offset by general and administrative expenses of $2,259,869.

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

Following our Initial Public Offering, the partial exercise of the Over-Allotment Option and the sale of the Private Placement Warrants, a total of $169,000,000 was placed in a trust account (the “Trust Account”). We incurred $10,082,915 in offering costs, including $3,380,000 of underwriting discounts and commissions, $5,915,000 of deferred underwriting commissions and $770,108 of other offering costs. In May 2023, $5,323,500 out of $5,915,000 of deferred underwriting commissions were subsequently waived and reversed.

For the three months ended March 31, 2023, net cash used in operating activities was $308,129 consisting of (i) net income of $1,034,088, as adjusted by a loss on change in fair value of warrant liabilities of $741,500 and investment income earned on treasury securities held in the Trust Account of $1,819,095, and (ii) changes in operating assets and liabilities including prepaid expenses of $58,024 and accounts payable and accrued expenses of $132,386.

For the three months ended March 31, 2023, net cash provided by financing activities was $566,197, primarily consisting of proceeds from related party notes of $550,000.

As of March 31, 2023, we had marketable securities held in the Trust Account of $173,261,960. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions) net of any redemptions, to complete our Initial Business Combination. We may withdraw interest to pay our taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023, we had cash of $285,384 held outside the Trust Account. We intend to use the funds held outside the Trust Account following the completion of the Initial Public Offering primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

As of March 31, 2023, we had cash of $285,384 and a working capital deficit of $2,391,067. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its Initial Business Combination. In addition, the Company expects to have negative cash flows from operations as it pursues an initial business combination target. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company does not currently have adequate liquidity to sustain operations, which consist solely of pursuing a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an Initial Business Combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete our Initial Business Combination, we would repay such loaned amounts. In the event that our Initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. On October 25, 2022, we issued an unsecured promissory note in the amount of up to $600,000 to our sponsor (the “First Working Capital Note”). On February 3, 2023, we issued an unsecured promissory note in the amount of up to $550,000 to our sponsor (the “Second Working Capital Note”, together with the First Working Capital Note, the “Working Capital Notes”). The Working Capital Notes do not bear interest and shall be payable in full upon the consummation of an Initial Business Combination. The sponsor may elect to convert all or any portion of the unpaid principal balance of the Working Capital Notes into one or more redeemable warrants (the “Working Capital Warrants”) with each $1.00 of unpaid principal balance being convertible into one Working Capital Warrant. The Working Capital Warrants shall be identical to the Private Placement Warrants. As of March 31, 2023, there were $600,000 and $550,000 in borrowings outstanding under the First Working Capital Note and the Second Working Capital Note, respectively. On May 12, 2023, concurrently with the execution of the Business Combination Agreement, the Company, VinFast, the Sponsor and certain other holders of Class B Ordinary Shares (the “Sponsor Parties”) entered into a support and lock-up agreement and deed (the “Sponsor Support Agreement”), pursuant to which the parties agreed that subject to and concurrently with the closing of the Business Combination, the aggregate face value of the Working Capital Notes will be converted to and deemed to be an interest-free loan from the Sponsor to VinFast, payable on the date that is no later than the 18th month anniversary of the Closing Date (as defined under the Sponsor Support Agreement).

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

Off-Balance Sheet Financing Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

We had an agreement to pay our Sponsor a monthly fee of up to $10,000 for office space, utilities and secretarial and administrative support provided to Black Spade. We began incurring these fees on July 15, 2021 and will continue to incur these fees monthly until the earlier of the completion of our initial business combination and our liquidation.

On October 25, 2022, we issued the First Working Capital Note in the amount of up to $600,000 to our Sponsor. The First Working Capital Note does not bear interest and shall be payable in full upon the consummation of an initial business combination. On February 3, 2023, we issued the Second Working Capital Note in the amount of up to $550,000 to our Sponsor. As of March 31, 2023, there were $600,000 and $550,000 in borrowings outstanding under the First Working Capital Note and the Second Working Capital Note, respectively.

The underwriters were entitled to a deferred discount of $0.35 per Unit, or $5,915,000 in the aggregate. In May 2023, $5,323,500 out of $5,915,000 of deferred underwriting commissions were subsequently waived and reversed.

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

Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are classified as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. Given the above, the management determined that to the extent funds are available, shares of the Company’s redeemable equity should be reported as temporary equity. Accordingly, as of March 31, 2023, 16,900,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

Net income per share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at March 31, 2023, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Public Offering, (ii) exercise of over-allotment and (iii) Private Placement, since their inclusion would be antidilutive under the two-class method. As a result, diluted earnings per ordinary share is the same as basic earnings per ordinary share for the periods presented. The warrants are exercisable to purchase 14,830,000 Class A ordinary shares in the aggregate.

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

Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of March 31, 2023, our disclosure controls and procedures were not effective due to the material weaknesses in internal controls over financial reporting related to the lack of ability to account for complex financial instruments and accuracy and completeness of accounting for accounts payable and accrued expenses including contractual arrangement. Management identified errors in its historical financial statements related to the accounting for the Class A ordinary shares and other reclassification adjustments on the balance sheet. Because the Class A ordinary shares issued in the IPO can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control, the Company should have classified all of these redeemable shares in temporary equity and re-measured these redeemable shares to their redemption value (i.e., $10.00 per share) as of the end of the first reporting period after the date of the Company’s IPO. The material weakness related to the lack of ability to account for complex financial instruments resulted in the restatement of our previously filed balance sheet as of July 20, 2021 included in exhibit 99.1 to our Current Report on Form 8-K filed on July 27, 2021. See Note 2 of the notes to the financial statements included in our Quarterly Report on Form 10-Q filed on November 16, 2021. In addition, management identified errors in the accounting of account payable and accrued expenses in our financial statements as of December 31, 2021 and for the period from March 3, 2021 (inception) through December 31, 2021 and our financial statements as of and for the quarterly period ended March 31, 2022. The material weakness related to accuracy and completeness of accounting for accounts payable and accrued expenses including contractual arrangement resulted in the restatement of our financial statements as of December 31, 2021 and March 31, 2022, as well as for the period from March 3, 2021 (inception) through December 31, 2021 and the quarterly period ended March 31, 2022. We filed amendments to our Annual Report on Form 10-K filed with the SEC on February 28, 2022 and our Quarterly Report on Form 10-Q filed with the SEC on May 16, 2022 to restate the affected financial statements.

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 10, 2023. As of the date of this report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

During the quarter ended March 31, 2023, there were no unregistered sales of our equity securities. For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

During the quarter ended March 31, 2023, we did not repurchase any shares of our equity securities.

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

Date: May 15, 2023

BLACK SPADE ACQUISITION CO

By:	/s/ Chi Wai Dennis Tam
	Name:	Chi Wai Dennis Tam
	Title:	Chairman and Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ Francis Chi Yin Ng
	Name:	Francis Chi Yin Ng
	Title:	President and Chief Financial Officer (Principal Financial and Accounting Officer)