Form 10-Q
period 2023-06-30
Black Spade Acquisition Co
filed 2023-08-11
CIK 1851908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares, par value $0.0001 per share	BSAQ	The NYSE American LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	BSAQWS	The NYSE American LLC
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	BSAQU	The NYSE American LLC
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
of the Exchange Act).    Yes  ☒    No  ☐
As
of August 11, 2023, 1,308,900 Class A ordinary shares, par value $0.0001, and 4,225,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

BLACK SPADE ACQUISITION CO

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
BLACK SPADE ACQUISITION CO
CONDENSED BALANCE SHEETS

	June 30, 2023 (unaudited)	December 31, 2022
ASSETS
Current assets:
Cash	$2,129	$27,316
Prepaid expenses	64,267	265,315

Total current assets	66,396	292,631
Investments held in Trust	175,327,744	171,442,865

Total Assets	$175,394,140	$171,735,496

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$3,459,103	$2,604,593
Note payable - sponsor	849,213	35,152
Due to related party	580	446

Total current liabilities	4,308,896	2,640,191

Derivative warrant liabilities	2,316,446	741,500

Deferred underwriting	—	5,915,000

Total Liabilities	6,625,342	9,296,691

COMMITMENTS AND CONTINGENCIES

Temporary Equity:
Class A ordinary shares subject to possible redemption; 16,900,000 shares (at redemption value)	175,327,744	171,442,865

Shareholders’ deficit:
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 16,900,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 4,225,000 shares issued and outstanding	422	422
Additional paid-in capital		—
Accumulated deficit	(6,559,368)	(9,004,482)

Total Shareholders’ deficit	(6,558,946)	(9,004,060)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$175,394,140	$171,735,496

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLACK SPADE ACQUISITION CO
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
EXPENSES
Administration fee — related party	$30,000	$30,000	$60,000	$60,000
General and administrative	1,102,340	218,157	1,570,879	2,478,026

TOTAL EXPENSES	1,132,340	248,157	1,630,879	2,538,026

OTHER INCOME
Income earned on Investments held in Trust Account	2,065,784	228,214	3,884,879	243,431
Gain on forgiveness of deferred underwriting	419,965	—	419,965	—
Change in fair value of note payable — sponsor	(719,093)	—	(264,061)	—
Change in fair value of derivative warrant liabilities	(833,446)	1,379,190	(1,574,946)	11,276,732

TOTAL OTHER INCOME	933,210	1,607,404	2,465,837	11,520,163

Net income (loss)	$(199,130)	$1,359,247	$834,957	$8,982,137

Basic and diluted weighted average shares outstanding, redeemable Class A Ordinary Shares	16,900,000	16,900,000	16,900,000	16,900,000

Basic and diluted net income per share of redeemable Class A Ordinary Shares	$(0.01)	$0.06	$0.04	$0.43

Weighted average number of shares of non-redeemable ordinary shares outstanding, basic and diluted	4,225,000	4,225,000	4,225,000	4,225,000

Basic and diluted net income per share of non-redeemable ordinary shares	$(0.01)	$0.06	$0.04	$0.43

BLACK SPADE ACQUISITION CO
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
For the Six Months Ended June 30, 2023

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, as of January 1, 2023	4,225,000	$422	$—	$(9,004,482)	$(9,004,060)
Measurement adjustment of carrying value to redemption value	—	—	—	(1,819,095)	(1,819,095)
Net income (loss)	—	—	—	1,034,088	1,034,088

Balance, as of March 31, 2023	4,225,000	$422	$—	$(9,789,489)	$(9,789,067)
Measurement adjustment of carrying value to redemption value	—	—	—	(2,065,784)	(2,065,784)
Forgiveness of deferred underwriting	—	—	—	5,495,035	5,495,035
Net income (loss)	—	—	—	(199,130)	(199,130)
Balance as of June 30, 2023	4,225,000	$422	$—	(6,559,368)	(6,558,946)
For the Six Months Ended June 30, 2022

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, as of January 1, 2022	4,225,000	$422	$—	$(18,580,550)	$(18,580,128)
Measurement adjustment of carrying value to redemption value	—	—	—	(22,183)	(22,183)
Net income (loss)	—	—	—	7,622,890	7,622,890

Balance, as of March 31, 2022	4,225,000	$422	$—	$(10,979,843)	$(10,979,421)
Measurement adjustment of carrying value to redemption value	—	—	—	(228,214)	(228,214)
Net income (loss)	—	—	—	1,359,247	1,359,247
Balance as of June 30, 2022	4,225,000	422	—	(9,848,810)	(9,848,388)

BLACK SPADE ACQUISITION CO
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Cash Flows From Operating Activities:
Net income	$834,957	$8,982,137
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on treasury securities held in the Trust Account	(3,884,879)	(243,431)
Loss (Gain) on change in fair value of derivative liabilities	1,574,946	(11,276,732)
Loss on change in fair value of note payable — Sponsor	264,061	—
Gain on forgiveness of deferred underwriting	(419,965)	—
Changes in operating assets and liabilities:
Prepaid expenses	201,049	214,448
Other current expenses	—	(6,293)
Accounts payable and accrued expenses	854,510	977,204

Net Cash Used In Operating Activities	(575,321)	(1,352,667)

Repayment of related party advances	—	(27,250)
Proceeds from note payable — Sponsor	550,000	—
Proceeds from related party advances	134	—
Net Cash Provided by (Used in) Financing Activities	550,134	(27,250)
Net change in cash	(25,187)	(1,379,917)
Cash at beginning of year	27,316	1,569,803

Cash at end of year	$2,129	$189,886

Supplemental disclosure of non-cash financing activities:
Measurement adjustment of carrying value to redemption value	$3,884,879	$250,397

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
As of June 30, 2023, the Company had not commenced any operations. All activity for the period from March 3, 2021 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
The Company’s amended and restated memorandum and articles of association will provide that, other than the withdrawal of interest to pay our tax obligations (the “Permitted Withdrawals”), and up to $100,000 of interest to pay dissolution expenses none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the Initial Business Combination; (ii) the redemption of our Public Shares sold in the Initial Public Offering that have been properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to affect the substance or timing of its obligation to redeem 100% of such Public Shares if it has not consummated an Initial Business Combination within 24 months from the closing of this offering
;
 or (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within the
24 month period
. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.
On July 13, 2023, the Company’s shareholders approved the proposal to amend and restate (the “Articles Amendment”) the Company’s current amended and restated memorandum and articles of association to, among other things, extend the date by which the Company has to consummate a business combination for an additional twelve months from July 20, 2023 to July 20, 2024 by adopting the second amended and restated memorandum and articles of association.
On August 10, 2023, the Company’s shareholders approved the Business Combination and related proposals.
The
Business Combination is expected to close on August 14, 2023.

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
The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. The per-share
amount to be distributed to shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter, if any. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. This ordinary share will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”
The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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
If the Company has not completed a Business Combination within 36 months from the closing of the Initial Public Offering (the “Combination Period”), as extended on July 13, 2023 by adopting the second amended and restated memorandum and articles of association, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $
100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
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
Business Combination Agreement
On May 12, 2023, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with VinFast Auto Ltd., a private company limited by shares incorporated under the laws of Singapore, (formally known as VinFast Auto Pte. Ltd., together, “VinFast”) and Nuevo Tech Limited, an exempted company incorporated with limited liability under the laws of Cayman Islands and a direct wholly-owned subsidiary of VinFast (“Merger Sub”), pursuant to which, among other transactions, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company (“Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of VinFast. The Merger and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination.”
Pursuant to the Business Combination Agreement, among other things, immediately prior to the effective time of the Merger (the “Merger Effective Time”), (i) the amended and restated constitution of VinFast (“Listing Constitution”) will be adopted and become effective, and (ii) VinFast will effect a share consolidation or subdivision such that each ordinary share in the capital of VinFast, as of immediately prior to the Recapitalization (as defined below) (collectively, the “Pre-Recapitalization VinFast
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

At the Merger Effective Time and as a result of the Merger, (i) each Class B ordinary share of the Company, par value $0.0001 per share (“BSAQ Class B Ordinary Shares”) that is issued and outstanding immediately prior to the Merger Effective Time will be automatically converted into one VinFast Ordinary Share; (ii) each BSAQ Class A Ordinary Share that is issued and outstanding immediately prior to the Merger Effective Time (other than such BSAQ Class A Ordinary Shares that are treasury shares, validly redeemed shares, or BSAQ Dissenting Shares (as defined below)) will be converted into one VinFast Ordinary Share, and (iii) each issued and outstanding BSAQ Class A Ordinary Share that is held by any person who has validly exercised and not effectively withdrawn or lost their right to dissent from the Merger in accordance with Section 238 of the Companies Act (As Revised) of the Cayman Islands (“BSAQ Dissenting Share”) will be cancelled and carry no right other than the right to receive the payment of the fair value of such BSAQ Dissenting Share determined in accordance with Section 238 of the Companies Act (As Revised) of the Cayman Islands.
At the Merger Effective Time, each issued and outstanding warrant of the Company sold to the public and to Black Spade Sponsor LLC, a limited liability company registered under the laws of the Cayman Islands (“Sponsor”), in a private placement in connection with the Company’s initial public offering will be exchanged for a corresponding warrant exercisable for VinFast Ordinary Shares (“VinFast Warrants”).
The Business Combination has been approved by the boards of directors of both the Company and VinFast. On August 10, 2023, the Company’s shareholders approved the Business Combination and related proposals. The Business Combination is expected to close on August 14, 2023.
Going Concern and Management’s Plan
At June 30, 2023, the Company had cash of $2,129 and working capital deficit of $4,242,500. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. In addition, the Company expects to have negative cash flows from operations as it pursues an initial business combination target. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)
2014-15,
“
Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,”
the Company does not currently have adequate liquidity to sustain operations, which consist solely of pursuing a Business Combination.
While the Company expects to have sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. Additionally, management has determined that the Combination Period (July 20, 2024, as extended on July 13, 2023 by adopting the second amended and restated memorandum and articles of association) is less than one year from the date of the issuance of the financial statements. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to raise additional capital (to the extent ultimately necessary) or to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As is customary for a special purpose acquisition company, if the Company is not able to consummate a Business Combination during the Combination Period, it will cease all operations and redeem the Public Shares. Management plans to continue its efforts to consummate a Business Combination during the Combination Period.
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
Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable
.
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

In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of June 30, 2023 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2023 no
t necessarily indicative of the results to be expected for the full year ending December 31, 2023.
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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. For the period of this financial statements, the management exercised a significant judgment in estimating the fair value of its warrant liabilities and note payable. The actual results could differ significantly from those estimates including the estimate of the fair value of its warrant liabilities, note payable, and founder shares to the Company’s directors, officers, advisory committee members and certain employees of Sponsor’s affiliates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $2,129 and $27,316 in cash, outside of the funds held in the Trust Account, as of June 30, 2023 and December 31, 2022, respectively. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.
Investment held in Trust Account
At June 30, 2023 and December 31, 2022, the Company had $175.3 million and $171.4 million in investments held in the Trust Account, respectively. At June 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in Investment income from the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
Offering Costs associated with a Public Offering
The Company complies with the requirements of the Financial Accounting Standards Board ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “
Expenses of Offering
.” Offering costs of $770,108 consist principally of costs incurred in connection with formation of the Company and preparation for the Public Offering. These costs, together with the underwriter discount of $8,250,000, were charged to additional paid-in
capital upon completion of the Initial Public Offering. Of these costs, $735,630 of which was allocated to the Public Warrants and the Private Placement Warrants, were expensed as incurred. In May 2023, all deferred underwriting commissions of $5,915,000 were subsequently waived and reversed. $419,965 of the waived deferred underwriting commission was recorded as a gain on forgiveness of deferred underwriting compensation and the remaining $5,495,035 was recorded as additional paid-in capital for the three month ended June 30, 2023.

Class A ordinary shares subject to possible redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480.
Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are classified as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. Accordingly, as of June 30, 2023 and December 31, 2022, 16,900,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.
At June 30, 2023 and December 31, 2022, the shares of Class A ordinary shares reflected in the balance sheet is reconciled in the following table:

Description
Class A Ordinary Shares subject to possible redemption at December 31, 2022	$171,442,865
Measurement adjustment of carrying value to redemption value	1,819,095

Class A Ordinary Shares subject to possible redemption at March 31, 2023	$173,261,960
Measurement adjustment of carrying value to redemption value	2,065,784

Class A Ordinary Shares subject to possible redemption at June 30, 2023	175,327,744

Net income per share
Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class
method in calculating earnings per share. Ordinary shares subject to possible redemption at June 30, 2023, which are not currently redeemable and are not redeemable at fair value, have been included from the calculation of basic net income per common share. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Public Offering, (ii) exercise of over-allotment and (iii) Private Placement, since their inclusion would be anti-dilutive under the two-class
method. As a result, diluted earnings per ordinary share is the same as basic earnings per ordinary share for the periods presented. The warrants are exercisable to purchase 14,830,000 Class A ordinary shares in the aggregate.
The Company’s statement of operations includes a presentation of income per Class A ordinary share subject to possible redemption in a manner similar to the two-class
method of income per ordinary share. Net income per ordinary share, basic and diluted, for redeemable Class A ordinary share and non-redeemable Class B ordinary shares is calculated by dividing the interest income by the weighted average number of redeemable Class A ordinary shares and non-redeemable Class B ordinary shares outstanding since original issuance.
Non-redeemable
Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three months ended June 30, 2023	Three months ended June 30, 2022
Class A Redeemable ordinary shares
Numerator: Income (loss) allocable to Class A ordinary shares	$(159,304)	$1,087,398
Denominator: Basic and diluted weighted average shares outstanding	16,900,000	16,900,000

Basic and diluted net income (loss) per share, Class A ordinary shares	$(0.01)	$0.06

Class B Non-redeemable ordinary shares
Numerator: Income (loss) allocable to Class B ordinary shares	$(39,826)	$271,849
Denominator: Basic and diluted weighted average shares outstanding	4,225,000	4,225,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$(0.01)	$0.06

	Six months ended June 30, 2023	Six months ended June 30, 2022
Class A Redeemable ordinary shares
Numerator: Income allocable to Class A ordinary shares	$667,966	$7,185,710
Denominator: Basic and diluted weighted average shares outstanding	16,900,000	16,900,000

Basic and diluted net income per share, Class A ordinary shares	$0.04	$0.43

Class B Non-redeemable ordinary shares
Numerator: Income allocable to Class B ordinary shares	$166,991	$1,796,427
Denominator: Basic and diluted weighted average shares outstanding	4,225,000	4,225,000

Basic and diluted net income per share, Class B ordinary shares	$0.04	$0.43

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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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
Company consummated the private sale (
the
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
Promissory Note — Related Party
On February 25, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non-interest
bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of June 30, 2023 and December 31, 2022, there were no amounts outstanding under the Promissory Note.
Due to Related Party
Certain of the Company’s officers and directors paid certain operating costs on behalf of the Company. These amounts are due on demand and non-interest bearing. As of June 30, 2023 and December 31, 2022, there was
$580 and $446, respectively, due to the related party.
Administrative Services Agreement
Commencing on the date the Units are first listed on NYSE, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Company recorded $30,000 and $
60,000
of fees pursuant to the agreement, respectively. As of June 30, 2023 and December 31, 2022, $235,000 and $175,000 were outstanding and is included in accounts payable and accrued expenses on the balance sheets.
 In May 2023, the Company entered into a Sponsor Support and Lock-Up Agreement with VinFast which any other working capital loans from (or working capital payables to) the Sponsor or Sponsor Parties to BSAQ, including the $205,000 incurred as of March 31, 2023, and any further incurrence between the date of this Agreement and the Closing, subject to and concurrently with the closing of the Business Combination, shall be forgiven and no repayment or conversion of such outstanding amounts shall be effected during the term of this Agreement or pursuant to the Business Combination Agreement. On June 14, 2023, the Company entered into the First Amendment to Sponsor Support Agreement with Vinfast to reflect that certain working capital loans from (or working capital payables to) the sponsor or any of the other Sponsor Parties to the Company, to the extent used by the Company (or on its behalf) for payment of transaction costs and expenses required to be borne and paid by VinFast pursuant to the Business Combination Agreement, subject to and concurrently with the closing of the Business Combination, will be repaid by VinFast.

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

$
1.00
per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.
On October 25, 2022, the Sponsor advanced

$
600,000
to the Company under the Working Capital Loan. On February 3, 2023, the Sponsor advanced
$
550,000
to the Company under the Working Capital Loan. As of June 30, 2023 and December 31, 2022, there was

$
1,150,000
and
$
600,000
outstanding under the Working Capital Loans, respectively, and are included in note payable – Sponsor on the accompanying balance sheets.
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
and the note should be measured at fair value at issuance and at each reporting date. At June 30, 2023, the fair value of the note was
$
849,213
,
which resulted in a change in fair value of the note of
$
719,093
and
$
264,061

for the three and six months ended June 30, 2023, respectively, which is reflected on the statement of operations.
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
Underwriting Agreement
The Company granted the underwriters a

45
-day
option from the date of the prospectus in connection with the Initial Public Offering to purchase up to
2,250,000
additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.
The underwriters were entitled to a cash underwriting discount of

$
0.20
per Unit, or

$
3,000,000
in the aggregate (or

$
3,450,000
in the aggregate if the underwriters’ over-allotment option is exercised in full), payable upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of
$
0.35
per Unit, or
$
5,250,000
in the aggregate (or

$
6,037,500
in the aggregate if the underwriters’ over-allotment option is exercised in full). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
On August 3, 2021, the underwriters purchased an additional

1,900,000
Units (the “Option Units”) pursuant to the partial exercise of the over-allotment option.
The Option Units were sold at an offering price of

$
10.00
per Unit, generating additional gross proceeds to the Company of

$
19,000,000
.
Upon closing of the partial exercise, the Company paid the underwriters an additional fee of

$
380,000
and record an additional deferred fee of

$
665,000
.
The deferred fee would have become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement and the trust agreement, but in May 2023, the underwriters waived their rights to the deferred underwriting fees.
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

NOTE 7 — SHAREHOLDERS’ DEFICIT
Preference Shares — The Company is authorized to issue 2,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class A Ordinary Shares — The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, 16,900,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.
Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 4,225,000 Class B ordinary shares issued and outstanding.
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
The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of or immediately following a Business Combination, on a one-for-one
basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which of Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the then-outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of Class A ordinary shares redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued or issuable to any seller of an interest in the target to us in a Business Combination (the “Anti-Dilution Protection”).
On May 12, 2023, the Company entered into a Sponsor Support and Lock-Up Agreement with Vinfast, subject to, and conditioned upon the subsequent occurrence of the Merger and effective as of immediately prior to the effective time of the Merger, Sponsor, in its capacity as the holder of at least a majority of the BSAQ Class B Ordinary Shares in the issue hereby waives the Anti-Dilution Protection.
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

•
at a price equal to a number of shares of Class A Ordinary Share to be determined by reference to the agreed table (i.e., “make-whole table”) set forth in the warrant agreement based on the redemption date and the “fair market value” of the Class A Ordinary Share;

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Public Offering. Accordingly, the Company has classified each warrant as a liability at its fair value and the warrants were allocated so that a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement
at each balance sheets date. With each such
re-measurement,
the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. The Company will reassess the classification at each balance sheets date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification
.
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value at June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	June 30, 2023	Level	December 31, 2022
Assets:
Investments held in Trust Account	1	$175,327,744	1	$171,442,865
Liabilities:
Note payable - Sponsor	3	$849,213	3	$35,152
Warrant liability - Private Placement Warrants	2	$996,556	2	$319,000
Warrant liability - Public Warrants	1	$1,319,890	1	$422,500
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
Upon initial issuance, the Company used an option pricing model to value the Sponsor note payable. The Sponsor note payable was within Level 3 of the fair value hierarchy at the initial measurement dates due to the use of unobservable inputs.

The key inputs into the discount model as of June 30, 2023 and December 31, 2022 for the Sponsor note payable were as follows:

	June 30, 2023	December 31, 2022

Volatility	—	5.0%
Risk-free interest rate	5.08%	3.98-4.76%
Expected life of convertible promissory note	1.59 years	0.55 – 5.55 years
Dividend yield	—	0%
Probability of business combination	80.0%	5.0%

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
The Warrants are measured at fair value on a recurring basis. The Public Warrants were initially valued using a Modified Monte Carlo Simulation. As of June 30, 2023 and December 31, 2022, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market. At initial measurement, the Private Placement Warrants were valued using a Modified Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of our common stock. The expected volatility of the Company’s common stock was determined based on the implied volatility of the Public Warrants.
As of June 30, 2023 and December 31, 2022, the derivative liability related to the note payable was $849,213 and $35,152, respectively. In addition, for the three and six months ended June 30, 2023 the Company recorded $719,093 and $264,061 respectively, as an unrealized gain on the change in fair value of the Sponsor note payable in the statements of operations.
As of June 30, 2023 and December 31, 2022, the derivative liability related to the warrants was $2,316,446 and $741,500, respectively. In addition, for the six months ended June 30, 2023, the Company recorded $1,574,946 as an unrealized loss on the change in fair value of the derivative warrants in the statements of operations ($677,556 for Private Warrants and $897,390 for the Public Warrants, respectively). For the six months ended June 30, 2022, the Company recorded $11,276,732 as an unrealized gain on the change in fair value of the derivative warrants in the condensed statements of operations ($4,851,352 for Private Warrants and $6,425,380 for the Public Warrants, respectively).
NOTE 10 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than as noted below, that would have required adjustment or disclosure in the financial statements.
On July 6, 2023 and July 27, 2023, the sponsor extended a US$100,000 working capital loan and an additional US$150,000 working capital loan, respectively, to us, subject to and concurrently with the closing of the Business Combination, which will be used by us (or on our behalf) for payment of our transaction costs required to be borne and paid by VinFast pursuant to the Business Combination Agreement, and therefore will be repaid by VinFast.
On July 13, 2023, the Company held an extraordinary
general
meeting at which its shareholders approved the extension of the date by which the Company has to consummate a business combination from July 20, 2023 to July 20, 2024 by adopting the second amended and restated memorandum and articles of association. In connection with the extension of business combination period, $
147.01
million was released from the Trust Account to satisfy the redemptions. Following such redemptions, the amount of funds remaining in the Trust Account is approximately

$
28.56
million.
On August 10, 2023, the Company held an extraordinary general meeting at which its shareholders approved the Business Combination and related proposals. In connection with the approval of Business Combination, $15.0 million will be released from the
Trust Account to satisfy the redemptions. Following such redemptions, the amount of funds remaining in the Trust Account will be approximately
$13.6 million.

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

Recent Developments

On May 12, 2023, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with VinFast Auto Ltd., a private company limited by shares incorporated under the laws of Singapore, (formally known as VinFast Auto Pte. Ltd., together, “VinFast”) and Nuevo Tech Limited, an exempted company incorporated with limited liability under the laws of Cayman Islands and a direct wholly-owned subsidiary of VinFast (“Merger Sub”), pursuant to which, among other transactions, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company (“Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of VinFast. The Merger and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination.”

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

At the Merger Effective Time and as a result of the Merger, (i) each Class B ordinary share of the Company, par value $0.0001 per share (“BSAQ Class B Ordinary Shares”) that is issued and outstanding immediately prior to the Merger Effective Time will be converted into one VinFast Ordinary Share; (ii) each BSAQ Class A Ordinary Share that is issued and outstanding immediately prior to the Merger Effective Time (other than such BSAQ Class A Ordinary Shares that are treasury shares, validly redeemed shares, or BSAQ Dissenting Shares (as defined below)) will be converted into one VinFast Ordinary Share, and (iii) each issued and outstanding BSAQ Class A Ordinary Share that is held by any person who has validly exercised and not effectively withdrawn or lost their right to dissent from the Merger in accordance with Section 238 of the Companies Act (As Revised) of the Cayman Islands (“BSAQ Dissenting Share”) will be canceled and carry no right other than the right to receive the payment of the fair value of such BSAQ Dissenting Share determined in accordance with Section 238 of the Companies Act (As Revised) of the Cayman Islands.

At the Merger Effective Time, each issued and outstanding warrant of the Company sold to the public and to Black Spade Sponsor LLC, a limited liability company registered under the laws of the Cayman Islands, in a private placement in connection with the Company’s initial public offering will be exchanged for a corresponding warrant exercisable for VinFast Ordinary Shares.

The Business Combination has been approved by the boards of directors of both the Company and VinFast.

The Business Combination Agreement contains customary representations, warranties and covenants by the parties thereto and the closing is subject to certain conditions as further described in the Business Combination Agreement.

On June 14, 2023, the Company, VinFast and Merger Sub entered into the First Amendment to Business Combination Agreement to include the NYSE American LLC (“NYSE American”) as a qualified stock exchange, in addition to The Nasdaq Stock Market and the New York Stock Exchange (“NYSE”). Such amendment allows, among other things, NYSE American to be used as a listing exchange of the Company prior to the consummation of the Business Combination. On the same day, VinFast, the Company and the Sponsor entered into the First Amendment to Sponsor Support Agreement to reflect that certain working capital loans from the sponsor or any of the other Sponsor Parties to the Company, or working capital payable to such parties by the Company to the extent used by the Company (or on its behalf) for payment of transaction costs and expenses required to be borne and paid by VinFast pursuant to the Business Combination Agreement, will be repaid by VinFast.

On June 15, 2023, VinFast filed the Form F-4 with the SEC relating to the proposed Business Combination. On June 30, 2023, July 12, 2023, July 17, 2023, July 19, 2023 and July 26, 2023, VinFast filed subsequent amendments to the Form F-4 with the SEC relating to the proposed Business Combination. The Form F-4 registration statement was declared effective on July 28, 2023.

On June 21, 2023, the Company had voluntarily delisted from the NYSE and began trading on NYSE American under its current symbols “BSAQU,” “BSAQ” and “BSAQWS” for its units, Class A ordinary shares and warrants, respectively.

On July 13, 2023, the Company held an extraordinary general meeting at which its shareholders approved the extension of the date by which the Company has to consummate a business combination from July 20, 2023 to July 20, 2024 by adopting the second amended and restated memorandum and articles of association. In connection with the extension of business combination period, $147.0 million was released from the Trust Account to satisfy the redemptions. Following such redemptions, the amount of funds remaining in the Trust Account is approximately $28.6 million.

On August 10, 2023, the Company held an extraordinary general meeting at which its shareholders approved the Business Combination and related proposals. In connection with the approval of Business Combination, $15.0 million will be released from the Trust Account to satisfy the redemptions. Following such redemptions, the amount of funds remaining in the Trust Account will be approximately $13.6 million.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2023 were organizational activities, those necessary to prepare for and consummate the Initial Public Offering. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on cash and cash equivalents. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an Initial Business Combination.

For the three months ended June 30, 2023, we had net loss of $199,130 which primarily consisted of income earned on investments held in Trust Account of $2,065,784 and forgiveness of deferred underwriting of $419,965, partially offset by general and administrative expenses of $1,132,340, a change in the fair value of warrant liability of $833,446, a change in fair value of note payable of $719,093, and administration fee - related party $30,000.

For the three months ended June 30, 2022, we had net income of $1,359,247 which primarily consisted of a change in derivative fair value of warrant liabilities of $1,379,190 and income earned on investments held in Trust Account of $228,214 partially offset by general and administrative expenses of $218,157 and administration fee — related party of $30,000.

For the six months ended June 30, 2023, we had net income of $834,957 which primarily consisted of income earned on investments held in Trust Account of $3,884,879 and forgiveness of deferred underwriting of $419,965 partially offset by a change in the fair value of warrant liability of $1,574,946, general and administrative expenses of $1,570,879, a change in fair value of note payable of $264,061, and administration fee - related party of $60,000.

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

Following our Initial Public Offering, the partial exercise of the Over-Allotment Option and the sale of the Private Placement Warrants, a total of $169,000,000 was placed in a trust account (the “Trust Account”). We incurred $10,065,108 in offering costs, including $3,380,000 of underwriting discounts and commissions, $5,915,000 of deferred underwriting commissions and $770,108 of other offering costs. In May 2023, all deferred underwriting commissions of $5,915,000 were subsequently waived and reversed.

For the six months ended June 30, 2023, net cash used in operating activities was $575,321 consisting of (i) net income of $834,957, as adjusted by a loss on change in fair value of warrant liabilities of $1,574,946, a gain on forgiveness of deferred underwriting of $419,965 and investment income earned on treasury securities held in the Trust Account of $3,884,879, and (ii) changes in operating assets and liabilities including prepaid expenses of $201,049 and accounts payable and accrued expenses of $854,510.

For the six months ended June 30, 2022, net cash used in operating activities was $1,352,667 consisting of (i) net income of $8,982,137, as adjusted by a gain on change in fair value of warrant liabilities of $11,276,732 and investment income earned on treasury securities held in the Trust Account of $243,431, and (ii) changes in operating assets and liabilities including prepaid expenses of $214,448, other current assets of $6,293 and accounts payable and accrued expenses of $977,204. For the six months ended June 30, 2023, net cash provided by financing activities was $550,134, primarily consisting of proceeds from related party notes of $550,000.

For the six months ended June 30, 2022, cash used in financing activities was $27,250, consisting of the full repayment of the related party payable.

As of June 30, 2023, we had marketable securities held in the Trust Account of $175,327,744. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions) net of any redemptions, to complete our Initial Business Combination. We may withdraw interest to pay our taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2023, we had cash of $2,129 held outside the Trust Account. We intend to use the funds held outside the Trust Account following the completion of the Initial Public Offering primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

As of June 30, 2023, we had cash of $2,129 and a working capital deficit of $4,242,500. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its Initial Business Combination. In addition, the Company expects to have negative cash flows from operations as it pursues an initial business combination target. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company does not currently have adequate liquidity to sustain operations, which consist solely of pursuing a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an Initial Business Combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete our Initial Business Combination, we would repay such loaned amounts. In the event that our Initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. On October 25, 2022, we issued an unsecured promissory note in the amount of up to $600,000 to our sponsor (the “First Working Capital Note”). On February 3, 2023, we issued an unsecured promissory note in the amount of up to $550,000 to our sponsor (the “Second Working Capital Note”, together with the First Working Capital Note, the “Working Capital Notes”). The Working Capital Notes do not bear interest and shall be payable in full upon the consummation of an Initial Business Combination. The sponsor may elect to convert all or any portion of the unpaid principal balance of the Working Capital Notes into one or more redeemable warrants (the “Working Capital Warrants”) with each $1.00 of unpaid principal balance being convertible into one Working Capital Warrant. The Working Capital Warrants shall be identical to the Private Placement Warrants. As of June 30, 2023, there were $600,000 and $550,000 in borrowings outstanding under the First Working Capital Note and the Second Working Capital Note, respectively.

On May 12, 2023, concurrently with the execution of the Business Combination Agreement, the Company, VinFast, the sponsor and certain other holders of Class B Ordinary Shares (the “Sponsor Parties”) entered into a support and lock-up agreement and deed (the “Sponsor Support Agreement”), pursuant to which the parties agreed that subject to and concurrently with the closing of the Business Combination, the aggregate face value of the Working Capital Notes will be converted to and deemed to be an interest-free loan from the sponsor to VinFast, payable on the date that is no later than the 18th month anniversary of the Closing Date (as defined under the Sponsor Support Agreement). On June 14, 2023, VinFast, the Company and the Sponsor entered into the First Amendment to Sponsor Support Agreement to reflect that certain working capital loans from (or working capital payables to) the sponsor or any of the other Sponsor Parties to the Company, to the extent used by the Company (or on its behalf) for payment of transaction costs and expenses required to be borne and paid by VinFast pursuant to the Business Combination Agreement, will be repaid by VinFast. See “Recent Developments” for further details.

While the Company expects to have sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to raise additional capital (to the extent ultimately necessary) or to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As is customary for a special purpose acquisition company, if the Company is not able to consummate an Initial Business Combination during the Combination Period, it will cease all operations and redeem the Public Shares. Management plans to continue its efforts to consummate an Initial Business Combination during the Combination Period.

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

Off-Balance Sheet Financing Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On October 25, 2022, we issued the First Working Capital Note in the amount of up to $600,000 to our sponsor. The First Working Capital Note does not bear interest and shall be payable in full upon the consummation of an initial business combination. On February 3, 2023, we issued the Second Working Capital Note in the amount of up to $550,000 to our sponsor. As of June 30, 2023, there were $600,000 and $550,000 in borrowings outstanding under the First Working Capital Note and the Second Working Capital Note, respectively. On July 6, 2023 and July 27, 2023, the sponsor extended a US$100,000 working capital loan and an additional US$150,000 working capital loan, respectively, to us, subject to and concurrently with the closing of the Business Combination, which will be used by us (or on our behalf) for payment of our transaction costs required to be borne and paid by VinFast pursuant to the Business Combination Agreement, and therefore will be repaid by VinFast.

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

Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are classified as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. Given the above, the management determined that to the extent funds are available, shares of the Company’s redeemable equity should be reported as temporary equity. Accordingly, as of June 30, 2023, 16,900,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

On July 13, 2023, the Company’s shareholders approved the proposal to amend and restate (the “Articles Amendment”) the Company’s current amended and restated memorandum and articles of association to, among other things, extend the date by which the Company has to consummate a business combination for an additional twelve months from July 20, 2023 to July 20, 2024 by adopting the second amended and restated memorandum and articles of association. In connection with the vote to approve the Articles Amendment, the holders of 14,150,715 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.38867176 per share, for an aggregate redemption amount of approximately $147.0 million. Following the redemption in connection with the Articles Amendment, the amount of funds remaining in the trust account is approximately $28.6 million.

On August 10, 2023, the Company held an extraordinary general meeting at which its shareholders approved the Business Combination and related proposals. In connection with the approval of Business Combination, the holders of 1,440,385 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.41487618 per share, for an aggregate redemption amount of approximately $15.0 million. Following such redemptions, the amount of funds remaining in the Trust Account will be approximately $13.6 million.

Net income per share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at June 30, 2023, which are not currently redeemable and are not redeemable at fair value, have been included from the calculation of basic net income per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Public Offering, (ii) exercise of over-allotment and (iii) Private Placement, since their inclusion would be antidilutive under the two-class method. As a result, diluted earnings per ordinary share is the same as basic earnings per ordinary share for the periods presented. The warrants are exercisable to purchase 14,830,000 Class A ordinary shares in the aggregate. The Company’s statement of operations includes a presentation of income per Class A ordinary share subject to possible redemption in a manner similar to the two-class method of income per ordinary share. Net income per ordinary share, basic and diluted, for redeemable Class A ordinary share and non-redeemable Class B ordinary share is calculated by dividing the interest income by the weighted average number of redeemable Class A ordinary shares and non-redeemable Class B ordinary shares outstanding since original issuance. Non-redeemable Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

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

Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of June 30, 2023, our disclosure controls and procedures were not effective due to the material weaknesses in internal controls over financial reporting related to the lack of ability to account for complex financial instruments and accuracy and completeness of accounting for accounts payable and accrued expenses including contractual arrangement. Management identified errors in its historical financial statements related to the accounting for the Class A ordinary shares and other reclassification adjustments on the balance sheet. Because the Class A ordinary shares issued in the IPO can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control, the Company should have classified all of these redeemable shares in temporary equity and re-measured these redeemable shares to their redemption value (i.e., $10.00 per share) as of the end of the first reporting period after the date of the Company’s IPO. The material weakness related to the lack of ability to account for complex financial instruments resulted in the restatement of our previously filed balance sheet as of July 20, 2021 included in exhibit 99.1 to our Current Report on Form 8-K filed on July 27, 2021. See Note 2 of the notes to the financial statements included in our Quarterly Report on Form 10-Q filed on November 16, 2021. In addition, management identified errors in the accounting of account payable and accrued expenses in our financial statements as of December 31, 2021 and for the period from March 3, 2021 (inception) through December 31, 2021 and our financial statements as of and for the quarterly period ended March 31, 2022. The material weakness related to accuracy and completeness of accounting for accounts payable and accrued expenses including contractual arrangement resulted in the restatement of our financial statements as of December 31, 2021 and March 31, 2022, as well as for the period from March 3, 2021 (inception) through December 31, 2021 and the quarterly period ended March 31, 2022. We filed amendments to our Annual Report on Form 10-K filed with the SEC on February 28, 2022 and our Quarterly Report on Form 10-Q filed with the SEC on May 16, 2022 to restate the affected financial statements.

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

During the quarter ended June 30, 2023, there were no unregistered sales of our equity securities. For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

During the quarter ended June 30, 2023, we did not repurchase any shares of our equity securities.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

No	Description of Exhibit

2.1	Business Combination Agreement, dated as of May 12, 2023, by and among VinFast, the Company and Merger Sub.(1)

2.2	First Amendment to Business Combination Agreement, dated as of June 14, 2023 by and among VinFast, the Company and Merger Sub.(1)

3.1	Second Amended and Restated Memorandum and Articles of Association of the Company.(1)

10.1	Shareholders Support and Lock-Up Agreement and Deed, dated May 12, 2023, between VinFast and the Company. (1)

10.2	Sponsor Support and Lock-Up Agreement and Deed, dated May 12, 2023, among VinFast, the Company and the Sponsor. (1)

10.3	First Amendment to Sponsor Support Agreement, dated as of June 14, 2023, by and among VinFast, the Company and the Sponsor. (1)

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference from VinFast Auto Ltd.’s Amendment No. 5 to Form F-4 Registration Statement filed with the SEC on July 26, 2023.
*	Filed herewith.
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

Date: August 11, 2023

BLACK SPADE ACQUISITION CO

By:	/s/ Chi Wai Dennis Tam
Name:	Chi Wai Dennis Tam
Title:	Chairman and Co-Chief Executive Officer (Principal Executive Officer)

By:	/s/ Francis Chi Yin Ng
Name:	Francis Chi Yin Ng
Title:	President and Chief Financial Officer (Principal Financial and Accounting Officer)